Form 10-Q
period 2009-03-31
Here Media Inc.
filed 2009-06-29
CIK 1453625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-53690
HERE MEDIA INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	26-3962587
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10990 WILSHIRE BOULEVARD, PENTHOUSE,
LOS ANGELES, CALIFORNIA	90024
(Address of Principal Executive Offices)	(Zip Code)
(310) 806-4288
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☐ Yes       ☑ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☐       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     ☐ Yes      ☑ No
     Number of shares outstanding of the registrant’s Common Stock, $0.01 par value, outstanding as of May 31, 2009: 100

Here Media Inc.
INDEX
Form 10-Q
For the Period ended March 31, 2009

i

PART I
FINANCIAL INFORMATION
Here Media Inc.
Item 1. Financial Statements
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

March 31,
2009
ASSETS
Current assets:
Cash	$5

Total current assets	5

Total assets	$5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Due to related parties	$5

Total current liabilities	5

Total liabilities	$5

Commitments and contingencies (Note 2)
Stockholders’ equity:
Common stock: $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding at March 31, 2009	—
Additional paid-in capital	—
Retained earnings	—

Total stockholders’ equity	—

Total liabilities and stockholders’ equity	$5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Here Media Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

January 2 (Date of Incorporation)
to March 31, 2009
Revenue:
Total revenue	$—

Operating costs and expenses:
Total operating costs and expenses	—

Income before income tax provision	—
Provision for income taxes	—

Net income	$—

Net income per share —
Basic and diluted	$—

Weighted-average shares used to compute income per share —
Basic and diluted	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Here Media Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

January 2 (Date of Incorporation)
to March 31, 2009
Cash flows from operating activities:
Net income	$—
Adjustments to reconcile net loss to net cash provided by operating activities:	—
Changes in operating assets and liabilities	—

Net cash provided by operating activities	—

Cash flows from investing activities:
Net cash provided by investing activities	—

Cash flows from financing activities:
Related party funding of operations	5
Net cash provided by financing activities	5

Net increase in cash and cash equivalents	5
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Here Media Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Basis of Presentation
     Organization
     Here Media Inc. (“Here Media” or the “Company”) was incorporated in Delaware on January 2, 2009. Upon consummation of the proposed merger combination described in the Form S-4 filed on May 13, 2009 with the Securities Exchange Commission (File No. 333-156726), Here Media will be the parent company of PlanetOut Inc. (“PlanetOut”), Regent Entertainment Media Inc (“Regent”), and Here Networks, LLC (“Here Networks”). To date, the Company has not conducted any material activities other than those incident to its formation.
     PlanetOut is a leading online media company serving the worldwide lesbian, gay bisexual and transgender, or LGBT, community. PlanetOut serves this audience through its websites Gay.com and PlanetOut.com. Regent publishes magazines targeting the LGBT community including The Advocate, Out and HIVPlus. Here Networks offers original movies, series, documentaries and music specials tailored for the LGBT community on a subscription and transaction basis via cable television, DTH satellite television, fiber-optic television and the Internet under the brand name “here!”.
     Unaudited Interim Financial Information
     The accompanying unaudited condensed consolidated financial statements have been prepared and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the financial position and the results of operations for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. Results of interim periods are not necessarily indicative of results for the entire year.
     Basis of Presentation
     The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries. Management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.
     The interim financial data as of March 31, 2009 and for the period from January 2, 2009 (date of incorporation) to March 31, 2009 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading.
Note 2 — Commitments and Contingencies
     The Company is not currently subject to any material legal proceedings. The Company may from time to time, however, become a party to various legal proceedings, arising in the ordinary course of business. The Company may also be indirectly affected by administrative or court proceedings or actions in which the Company is not involved but which have general applicability to the Internet industry.
Note 3 — Subsequent Event
     The certificate of incorporation of Here Media was amended in June 2009 in connection with the completion of the business combination more fully described in the Form S-4 declared effective on May 13, 2009, to increase the number of shares of common stock Here Media is authorized to issue up to 40,000,000, authorize the issuance of up to 10,000,000 shares of preferred stock and up to 4,200,000 shares of special stock, and to provide that the par value of each of such classes of Here Media’s authorized capital stock is $0.001 per share. The business combination was completed on June 11, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Here Media was incorporated for the purpose of effecting the business combination provided for in the Agreement and Plan of Merger, dated as of January 8, 2009, entered into among PlanetOut Inc., a Delaware corporation, Here Media, HMI Merger Sub, a Delaware corporation, and the HMI Owners and HMI Entities referred to therein (the “Merger Agreement”) and more completely described in the registration statement filed by Here Media with the Securities and Exchange Commission on Form S-4 under the Securities Act of 1933 (File No. 333-156726) (the “S-4”). Here Media did not conduct any material business activities during the period from its January 2, 2009 date of incorporation through March 31, 2009, other than in connection with its organization.
Item 4T. Controls and Procedures
     Not applicable
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are involved from time to time in various legal proceedings, regulatory investigations and claims incident to the normal conduct of business, which may include proceedings that are specific to us and others generally applicable to business practices within the industries in which we operate. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and on the results of operations in a particular quarter or year. We are not currently involved in any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In January, 2009, Here Media sold 100 shares of its common stock to Stephen P. Jarchow for $100 in connection with its initial organization. This sale was conducted without the registration requirements of the Securities Act of 1933 in reliance on the exemption from such registration requirements provided by Section 4(2) of that Act.
     Stock repurchase activity during the three months ended March 31, 2009 was as follows:

			(c) Total Number	(d) Maximum Number
	(a) Total		of	(or Approximate
	Number of	(b) Average	Shares Purchased	Dollar Value) of
	Shares	Price Paid	as Part of Publicly	Shares that May
	Purchased	per	Announced	Yet Be Purchased Under
Period	(1)	Share	Plans or Programs	the Plans or Programs
January 2, 2009 — January 31, 2009	—	$—	—	—
February 1, 2009 — February 29, 2009	—	—	—	—
March 1, 2009 — March 31, 2009	—	—	—	—

Total	—	$—	—	—

(1)	Here Media does not have any plans or programs to repurchase shares of its common stock.
Item 3. Defaults Upon Senior Securities
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not Applicable.
Item 5. Other Information
     Not Applicable.
Item 6. Exhibits
     (a) Exhibits

Exhibit
Number	Description of Documents

2.1	Agreement and Plan of Merger, dated as of January 8, 2009, by and among Here Media Inc., PlanetOut Inc., HMI Merger Sub, Inc. and other parties signatory thereto (incorporated by reference to PlanetOut Inc.’s current report on Form 8-K filed with the SEC on January 14, 2009)

3.1	Certificate of Incorporation of Here Media Inc. (incorporated by reference to Here Media Inc.’s registration statement on Form S-4 filed with the SEC on January 15, 2009)

3.2	Bylaws of Here Media Inc. (incorporated by reference to Here Media Inc.’s registration statement on Form S-4 filed with the SEC on January 15, 2009)

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERE MEDIA INC.

Date: June 29, 2009	By:	/s/ TONY SHYNGLE Tony Shyngle
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Documents

2.1	Agreement and Plan of Merger, dated as of January 8, 2009, by and among Here Media Inc., PlanetOut Inc., HMI Merger Sub, Inc. and other parties signatory thereto (incorporated by reference to PlanetOut Inc.’s current report on Form 8-K filed with the SEC on January 14, 2009)

3.1	Certificate of Incorporation of Here Media Inc. (incorporated by reference to Here Media Inc.’s registration statement on Form S-4 filed with the SEC on January 15, 2009)

3.2	Bylaws of Here Media Inc. (incorporated by reference to Here Media Inc.’s registration statement on Form S-4 filed with the SEC on January 15, 2009)

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. section 1350.