Form 10-Q
period 2009-06-30
Here Media Inc.
filed 2009-08-14
CIK 1453625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-53690
HERE MEDIA INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	26-3962587 (I.R.S. Employer Identification No.)

10990 WILSHIRE BOULEVARD, PENTHOUSE
LOS ANGELES, CALIFORNIA	90024
(Address of Principal Executive Offices)	(Zip Code)
(310) 806-4288
(Registrant’s Telephone Number, Including Area Code)
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of the registrant’s Common Stock, $0.001 par value, outstanding as of July 31, 2009: 20,700,675

Here Media Inc.
INDEX
Form 10-Q
For the Period ended June 30, 2009

i

PART I
FINANCIAL INFORMATION
Here Media Inc.

Item 1.	Financial Statements
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	June 30,
	2008	2009

ASSETS
Current assets:
Cash and cash equivalents	$2,530	$2,865
Restricted cash	—	1,100
Accounts receivable, net	3,849	1,479
Inventory	713	659
Program broadcasting rights, current portion	3,864	6,120
Prepaid expenses and other current assets	1,313	1,907

Total current assets	12,269	14,130
Property and equipment, net	1,019	2,982
Intangible assets, net	430	2,379
Program broadcasting rights, less current portion	8,859	8,601
Other assets	286	669

Total assets	$22,863	$28,761

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,154	$5,208
Accrued expenses and other liabilities	1,291	3,186
Due to related parties, current portion	5,785	8,429
Deferred revenue, current portion	1,305	4,199
Capital lease obligations, current portion	44	335
Deferred rent, current portion	—	390

Total current liabilities	10,579	21,747
Deferred revenue, less current portion	1,319	2,384
Capital lease obligations, less current portion	92	140
Deferred rent, less current portion	117	836
Due to related parties, less current portion	5,800	4,859
Other long-term liabilities	—	300

Total liabilities	17,907	30,266

Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Common stock: $0.001 par value, 40,000 shares authorized, 16,630 and 20,701 shares issued and outstanding at December 31, 2008 and June 30, 2009, respectively	17	21
Preferred stock: $0.001 par value, 10,000 shares authorized, zero shares issued and outstanding at December 31, 2008 and June 30, 2009, respectively	—	—
Special stock: $0.001 par value, 4,200 shares authorized, zero and 4,071 shares issued and outstanding at December 31, 2008 and June 30, 2009, respectively	—	4
Additional paid-in capital	4,939	4,907
Accumulated deficit	—	(6,437)

Total stockholders’ equity (deficit)	4,956	(1,505)

Total liabilities and stockholders’ equity (deficit)	$22,863	$28,761

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Here Media Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009

Revenue:
Advertising services (*)	$—	$3,224	$—	$7,658
Subscription services	513	1,609	1,067	2,755
Transaction services (*)	2,058	626	2,738	1,467

Total revenue	2,571	5,459	3,805	11,880

Operating costs and expenses:
Cost of revenue	1,519	4,349	3,003	8,684
Sales and marketing	324	1,505	606	2,769
General and administrative	1,811	2,621	3,457	3,669
Acquisition transaction costs	—	1,545	—	2,785
Depreciation and amortization	41	258	86	401

Total operating costs and expenses	3,695	10,278	7,152	18,308

Loss from operations	(1,124)	(4,819)	(3,347)	(6,428)
Interest expense	—	(6)	—	(9)

Net loss	$(1,124)	$(4,825)	$(3,347)	$(6,437)

Net loss per share:
Basic and diluted		$(0.28)		$(0.38)

Weighted-average shares used to compute net loss per share — basic and diluted		17,480		17,057

(*) Supplemental disclosure of related party revenue (see Note 5):

Advertising services revenue:
Related parties	$—	$—	$—	$2,213
Non-related parties	—	3,224	—	5,445

	$—	$3,224	$—	$7,658

Transaction services revenue:
Related parties	$2,017	$—	$2,683	$467
Non-related parties	41	626	55	1,000

	$2,058	$626	$2,738	$1,467

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Here Media Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

							Total
					Additional		Stockholders’
	Common Stock		Special Stock		Paid-in	Accumulated	Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficit)

Balance as of December 31, 2008	16,630	$17	—	$—	$4,939	$—	$4,956
Members’ distribution					(990)		(990)
Merger with PlanetOut Inc.	4,071	4	4,071	4	892	—	900
Contribution of film rights	—	—	—	—	50	—	50
Contribution of services	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	(6,437)	(6,437)

Balance at June 30, 2009	20,701	$21	4,071	$4	$4,907	$(6,437)	$(1,505)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Here Media Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2008	2009
Cash flows from operating activities:
Net loss	$(3,347)	$(6,437)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	86	401
Program broadcasting rights amortization	2,068	2,381
Sale of accounts receivable	—	3,200
Contributed services	—	16
Provision for doubtful accounts	—	52
Amortization of deferred rent	—	(31)
Changes in operating assets and liabilities, net of acquisition effects:
Accounts receivable	(16)	3
Inventory	—	54
Program broadcasting rights	(1,194)	(2,760)
Prepaid expenses and other assets	4	(40)
Accounts payable	(497)	2,283
Accrued expenses and other liabilities	117	142
Due to related parties	(1,226)	379
Deferred revenue	—	1,376

Net cash provided by (used in) operating activities of continuing operations	(4,005)	1,019

Cash flows from investing activities:
Purchases of property and equipment	(33)	(195)
Cash received in acquisition of PlanetOut Inc.	—	915

Net cash provided by (used in) investing activities	(33)	720

Cash flows from financing activities:
Principal payments under capital lease obligations	—	(64)
Loans from (to) related parties	4,168	(1,340)

Net cash provided by (used in) financing activities	4,168	(1,404)

Net increase in cash and cash equivalents	130	335
Cash and cash equivalents, beginning of period	26	2,530

Cash and cash equivalents, end of period	$156	$2,865

Supplemental disclosure of noncash flow investing and financing activities:
Contribution of film rights	$—	$50

Distribution of related party receivable to members	$—	$990

Assignment of investment in OUTtv from related party	$—	$75

Assignment of program broadcasting rights from related party	$—	$1,600

Acquisitions (see Note 2):
Assets acquired	$—	$7,717
Liabilities assumed	—	6,817

Net fair value of stock issued in acquisition	$—	$900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Here Media Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — The Company and Summary of Significant Accounting Policies
The Company
Here Media Inc. (“Here Media” or the “Company”) is the parent company of Here Networks, LLC (“Here Networks”), Here Publishing Inc. (formerly named Regent Entertainment Media Inc.) (“Here Publishing”) and PlanetOut Inc. (“PlanetOut”). Here Media was formed in connection with the business combination of Here Networks and Here Publishing (collectively, the “HMI Entities”) and PlanetOut, which was completed on June 11, 2009. See Note 2, “Business Combinations and Intangible Assets.”
The HMI Entities, collectively, have been determined to be the acquiring entity in the business combination under Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), “Business Combinations” (“FAS 141R”), and the historical information for the HMI Entities is presented as combined with Here Media. Both Here Networks and Here Publishing of the HMI Entities were commonly owned and controlled prior to the business combination with PlanetOut. The owners of Here Networks acquired Here Publishing in August 2008. Also in accordance with FAS 141R, the historical financial information for Here Publishing is included from the date of its acquisition, August 13, 2008.
Here Networks offers original movies, series, documentaries and music specials tailored for the lesbian, gay, bisexual and transgender (“LGBT”) community on a subscription and transaction basis via cable television, DTH satellite television, fiber-optic television and the Internet under the brand name “here!”. Here Publishing publishes magazines targeting the LGBT community including The Advocate, Out and HIVPlus. PlanetOut is a leading online media company serving the LGBT community. PlanetOut serves this audience through its websites Gay.com and PlanetOut.com.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the financial position and the results of operations for the interim periods. The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited balance sheet of each of the HMI entities at that date. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”) but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. Results of interim periods are not necessarily indicative of results for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Amendment No. 4 to the Registration Statement on Form S-4 filed with the SEC on May 14, 2009 and PlanetOut’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in entities in which the Company holds less than a 20 percent ownership interest and over which the Company does not have the ability to significantly influence the operations of the investee are accounted for using the cost method of accounting. The Company has performed an evaluation of subsequent events through the date the financial statements were issued.
As a result of the Company experiencing recurring losses and negative cash flow from operations in each of the last two years to date and its accumulated deficit, the Company has assessed its anticipated cash needs for the next twelve months and has adopted an operating plan to manage its capital expenditures and costs of operating activities consistent with its revenues in order to meet its working capital needs for the next twelve months. Although the Company believes that it will have sufficient working capital to conduct its operations and meet its current obligations for the next twelve months, it can give no assurance that it will be able to do so. The accompanying condensed consolidated financial statements are presented on the basis that the Company is a going concern and therefore do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Reclassifications
Certain reclassifications have been made in the condensed consolidated financial statements for prior periods contained herein to conform to the current year presentation. These reclassifications did not change the previously reported net income (loss) or net income (loss) per share of the Company.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions made by management include, among others, the assessment of collectability of accounts receivable, the determination of the allowance for doubtful accounts, the determination of the reserve for inventory obsolescence, determination of ultimate revenue in the amortization of program broadcasting rights, the valuation and useful life of capitalized software and long-lived assets, any impairment of long-lived assets such as program broadcasting rights and intangible assets, the valuation of deferred tax asset balances and the fair value of the stock issued in the business combination. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original or remaining maturities of three months or less to be cash equivalents. The Company’s investments are primarily comprised of money market funds and certificates of deposit, the fair market value of which approximates cost.
Restricted Cash
Restricted cash consists of reserves required by the Company’s credit card processors for its online operations in order to cover any exposure that they may have as the Company collects revenue in advance of providing services to its customers.
Fair Value Measurement of Assets and Liabilities
The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of June 30, 2009, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3). The Company’s financial assets consist primarily of cash and cash equivalents which are highly liquid investments with original or remaining maturities of three months or less when purchased. The Company’s financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. Cash and cash equivalents are maintained by financial institutions in the United States. Deposits in the United States may exceed federally insured limits. Management believes that the financial institutions that hold the Company’s investments are financially credit worthy and, accordingly, that minimal credit risk exists with respect to those investments.
The Company’s accounts receivable are derived primarily from advertising customers and from major cable or satellite operators with limited risk. The Company performs ongoing credit evaluations of its customers, does not require collateral and maintains allowances for potential credit losses when deemed necessary. To date, such losses have been within management’s expectations.
During each of the three and six months ended June 30, 2008, six customers accounted for 95% of total revenues from unrelated parties. As of December 31, 2008, the amount due from these six customers represented 11% of total accounts receivable. No customer accounted for more than 10% of non-related party revenues in the three and six months ended June 30, 2009. One customer accounted for 10% of total accounts receivable at June 30, 2009.
Inventory
Inventory consists of finished goods and books held for sale and materials related to the production of future publications such as editorial and artwork costs, advances on books, paper, other publishing and novelty products and shipping materials. Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method for finished goods available for sale and using the first-in, first-out method for materials related to future production.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to five years. Leasehold improvements are amortized over the shorter of their economic lives or lease term, including the option to extend if extension is probable, generally ranging from two to seven years. Maintenance and repairs are charged to expense as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the condensed consolidated statement of operations in the period realized.
Internal Use Software and Website Development Costs
The Company capitalizes internally developed software and website development costs in accordance with the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), and Emerging Issues Task Force (“EITF”) Abstract No. 00-02, “Accounting for Web Site Development Costs” (“EITF 00-02”). SOP 98-1 requires that costs incurred in the preliminary project and post-implementation stages of an internal-use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. The Company begins to capitalize costs when the preliminary project stage has been completed and technological and economic feasibility has been determined. The Company exercises judgment in determining which stage of development a software project is in at any point in time. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, generally three years, once it is available for its intended use.
Intangible Assets and Other Long-Lived Assets
The Company accounts for identifiable intangible assets and other long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), which addresses financial accounting and reporting for the impairment and disposition of identifiable intangible assets and other long-lived assets. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. The Company records an impairment charge on intangibles or long-lived assets to be held and used when it determines that the carrying value of these assets may not be recoverable and/or exceed their carrying value. Based on the existence of one or more indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate that it determines to be commensurate with the risk inherent in its business model. These estimates of cash flow require significant judgment based on the Company’s historical results and anticipated results and are subject to many factors including assumptions about the timing and amount of future cash flows, growth rates and discount rates.
Program Broadcasting Rights
Program broadcasting rights consist of the non-reimbursable amounts paid by the Company for rights to distribute particular films or film libraries. Rights to programs available for broadcast under program license agreements are initially recorded at the beginning of the license period on the basis of the amounts of total license fees payable under the license agreements and are charged to operating expense over the license period. Program broadcasting rights are recorded at the lower of cost, less accumulated amortization, or net realizable value. The Company’s distribution agreements with the producers of the films or programs typically include rights to exploit the films and television programming via most forms of media in the United States and its territories for the duration of the licensing agreement.
The Company offers multiple hours of programming to subscribers each month, refreshing the content by 50% or more on a monthly basis. Accordingly, the Company is unable to attribute the monthly fees earned per subscriber to individual programs or films. As a result, the Company is unable to recognize expenses utilizing the individual film forecast method under SOP 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”). Therefore, the Company’s program broadcasting rights are amortized utilizing the straight-line method, generally over the license term. The Company believes that this method provides a reasonable matching of expenses with total estimated revenues over the periods that revenues associated with the films and programs are expected to be realized.
In accordance with SOP 00-2, when certain factors indicate that impairment may exist, the Company tests for impairment under FAS 144. The carrying value of a long-lived asset held for use is considered impaired when the anticipated discounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset held for use. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved to estimate the fair value of the film assets. In determining the film assets’ fair value, the Company considers key indicators such as the anticipated growth in subscriber level, and the plan for expansion into international territories. The Company also considers cash outflows necessary to generate the film assets’ cash inflows. The Company uses a discount rate that it believes is appropriate to the risk level for film production. Based on the result of discounted cash flows, no impairment loss was recognized during the three and six months ended June 30, 2008 and 2009.

Related Party Transactions
Here Management, LLC (“Here Management”) is the controlling stockholder of the Company and is 51% owned by the Company’s Chairman of the Board, Stephen P. Jarchow, and 35% owned by the Company’s Chief Executive Officer, Paul A. Colichman. Mr. Jarchow and Mr. Colichman are also the majority stockholders of Regent Releasing LLC (“Regent Releasing”), Oxford Media LLC (“Oxford Media”), Studios Funding LLC (“Studios Funding”), Convergent Funding LLC (“Convergent Funding”), Regent Studios LLC (“Regent Studios”), Hyperion Media LLC (“Hyperion”), Regent Worldwide Sales LLC (“RWS”), Regent Entertainment International Inc. and Regent Entertainment Partnership, L.P. During the three and six months ended June 30, 2008 and 2009, the Company was a party to agreements with these affiliates related to publicity and marketing services agreements, expense sharing arrangements, the sale of accounts receivable and the acquisition, licensing or distribution of programming and motion pictures.
The Company and several of its affiliates share certain general and administrative expenses. Expenses shared by these companies require the use of judgments and estimates in determining the allocation of these expenses. Prior to the business combination on June 11, 2009, these shared expenses included salary and other non-payroll related costs. Allocation of salary costs among affiliated companies was performed on an individual employee basis and was based upon the proportionate share of each employee’s time spent per affiliate company. Non-payroll costs, such as insurance, office rent, utilities, information technology and other office expenses were allocated in proportion to allocated payroll costs. Subsequent to the business combination on June 11, 2009, the sharing of employees with affiliates has been eliminated and non-payroll costs have been allocated between affiliates based primarily on usage. The Company’s management believes the allocation methodology is reasonable and represents management’s best available estimate of actual costs incurred by each company.
The Company shares its merchant services provided by US Bank with Hyperion through its magazine fulfillment center. The funds and transactions are clearly identified, and the Company believes that there are no risks associated with the comingling of funds.
The Company is also a party to agreements with several of its affiliates relating to the acquisition, licensing or distribution of programming and motion pictures and the provision of publicity and marketing services.
During the three and six months ended June 30, 2009, the Company sold accounts receivable without recourse to the Company’s Chief Executive Officer, Paul A. Colichman, and the Company’s Chairman of the Board, Stephen P. Jarchow. See Note 5, “Related Party Transactions.”
Investment in OUTtv
The Company has invested $200,000 for its 33% ownership stake in the holding company that owns a 58% interest in OUTtv (or a 19% effective ownership interest in OUTtv), and accounts for this investment using the cost method of accounting as it does not exercise significant influence over the investment (see “Principles of Consolidation and Basis of Presentation”). As part of this investment, the Company entered into a Programming Service and Intellectual Property agreement which calls for a barter exchange of programming rights deliverable by the Company in exchange for certain amounts of advertising time on OUTtv. Also, OUTtv is obligated to pay $1.00 per month for every 1,000 subscribers over 300,000. The Company deems this barter exchange and the obligation on the subscriber counts as immaterial for the three and six months ended June 30, 2008 and 2009. In addition, in consideration of the Programming Service and Intellectual Property agreement, OUTtv’s holding company is obligated to pay a license fee of $15,000 per month. The license fee payments were deferred until OUTtv or the holding company raises $2.0 million in a private placement or a public offering. Since the Company is uncertain that OUTtv will raise $2.0 million, the Company deems that the collectability requirement for revenue recognition is not met, and therefore does not account for the license fee revenues in the condensed consolidated financial statements.
Revenue Recognition
The Company’s revenue is derived principally from advertising services, subscription services and transaction services. Advertising services revenue is generated by advertisements placed in the Company’s printed publications and from banner and sponsorship advertisements on the Company’s websites. Subscription services revenue is generated by fees paid by subscribers for the Company’s subscription video-on-demand (“SVOD”) and linear television channel services, subscription services across the Company’s print media properties and paid membership subscriptions to the Company’s online media properties. Transaction services revenue includes publicity and marketing services relating to theatrical motion picture releases, transactional fees paid by viewers for the Company’s video-on-demand (“VOD”) services, revenues from distribution of feature films, newsstand sales of the Company’s various print properties and revenue generated from co-marketing opportunities with other affiliates that are marketing to the LGBT community.

Magazine advertising revenues are recognized, net of related agency commissions, on the date the magazines are placed on sale at the newsstands. Revenues received for advertisements in magazines to go on sale in future months are classified as deferred advertising revenue.
The duration of the Company’s banner advertising commitments has ranged from one week to one year. Sponsorship advertising contracts have terms ranging from three months to two years and also involve more integration with the Company’s services, such as the placement of units that provide users with direct links to the advertiser’s website. Advertising revenue on both banner and sponsorship contracts is recognized ratably over the term of the contract, provided that no significant Company obligations remain at the end of a period and collection of the resulting receivables is reasonably assured, at the lesser of the ratio of impressions delivered over the total number of undertaken impressions or the straight-line basis. The Company’s obligations typically include undertakings to deliver a minimum number of “impressions,” or times that an advertisement appears in pages viewed by users of the Company’s online properties. To the extent that these minimums are not met, the Company defers recognition of the corresponding revenue until the minimums are achieved.
Subscription services revenue from television services is recognized for the month in which programming is broadcast to viewers. The relevant cable or satellite television operator collects the fees from subscribers and pays to the Company its corresponding portion, typically within 90 days of receipt from the customer. Viewership counts are reported monthly by system operators. Generally, under the terms of the Company’s agreements with the cable, satellite and fiber-optic television operators, the Company is paid based on a percentage of the amount charged to subscribers, video-on-demand or pay-per-view viewers of the relevant cable, satellite or fiber-optic television operator, typically ranging from 40% to 50% of those charges, subject to a negotiated minimum dollar amount per subscriber and to any additional incentives that the Company may offer an operator for carrying its service for a specified period of time. These additional incentives may include the operator effectively retaining the full amount of monthly subscriber fees for a specified period, such as the first three months of a twelve-month period, before fees are paid to the Company. The incentives are recognized as a reduction of revenues. The Company recognizes revenue on a net basis in accordance with the principles underlying EITF Abstract No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent” (“EITF 99-19”), on gross versus net revenue reporting. In accordance with EITF 99-19, revenue earned from viewers is recorded net of the portion retained by the relevant system operator. The determination of whether the Company acts as a principal or an agent in a transaction involves judgment and is based on an evaluation of whether the Company has the substantial risks and rewards of ownership under the terms of the transaction.
Deferred magazine subscription revenue results from advance payments for magazine subscriptions received from subscribers and it is amortized on a straight-line basis over the life of the subscription as issues are delivered. The Company provides an estimated reserve for magazine subscription cancellations at the time such subscription revenues are recorded.
Premium online subscription services are generally for a period of one to twelve months. Premium online subscription services are generally paid for upfront by credit card, subject to cancellations by subscribers or charge backs from transaction processors. Revenue, net of estimated cancellations and charge backs, is recognized ratably over the service term. To date, cancellations and charge backs have not been significant and have been within management’s expectations.
Transaction services revenue from publicity and marketing services related to theatrical motion picture releases is provided to Regent Releasing. The Company provides the expertise to strategically release these movies, especially to the LGBT community. The Company also provides consultative services for content creation such as the production of movie trailers, behind-the-scenes featurettes and electronic press kits. The Company’s marketing employees also provide leadership in the design and planning strategy for these releases, including assisting with marketing plans, press releases and advertising campaigns. The Company supervises the creation and placement of editorial content in its magazines and coordinated the campaign with editorial content of its related websites. The Company also advises on grass roots promotional activities in local media outlets of target markets. The revenue associated with these services is recognized as the services are performed in accordance with SAB 104, “Revenue Recognition.”
Revenues from the theatrical distribution of feature films are recognized as they are exhibited in accordance SOP 00-2.
Transaction services revenue from newsstand sales of the Company’s various print properties is recognized based on the on-sale dates of magazines and is recorded based upon estimates of sales, net of product placement costs paid to resellers. Estimated returns from newsstand revenues are recorded based upon historical experience.
Transaction revenue generated from the sale of magazines and books held in inventory is recognized when the books are shipped, net of estimated returns. The Company also earns transaction services revenue from licensing of its subscriber lists, which is recognized at the time the cash is received.

Advertising
Costs related to advertising and promotion are charged to sales and marketing expense as incurred except for direct-response advertising costs which are amortized over the expected life of the subscription, typically a twelve month period. Direct-response advertising costs consist primarily of production costs associated with direct-mail promotion of magazine subscriptions. As of December 31, 2008 and June 30, 2009, the balance of unamortized direct-response advertising costs was approximately $930,000 and $861,000, respectively, and is included in prepaid expenses and other current assets. Total advertising costs in the three months ended June 30, 2008 and 2009 were approximately $95,000 and $549,000, respectively. Total advertising costs in the six months ended June 30, 2008 and 2009 were approximately $186,000 and $1,190,000, respectively.
Sales Returns and Allowances
The Company accrues an estimated amount for sales returns and allowances in the same period that the related revenue is recorded based on historical information, adjusted for current economic trends. To the extent actual returns and allowances vary from the estimated experience, revisions to the allowance may be required. Significant management judgments and estimates are made and used in connection with establishing the sales and allowances reserve. As of December 31, 2008 and June 30, 2009, the provision for sales returns and allowances included in accounts receivable, net was approximately $519,000 and $421,000, respectively.
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company determines the adequacy of this allowance by regularly reviewing the composition of its aged accounts receivable and evaluating individual customer receivables, considering (i) the customer’s financial condition, (ii) the customer’s credit history, (iii) current economic conditions and (iv) other known factors. As of December 31, 2008 and June 30, 2009 the allowance for doubtful accounts included in accounts receivable, net was approximately $191,000 and $246,000, respectively.
Stock-Based Compensation
The Company does not have stock-based compensation expense.
Segment Reporting
The Company operates in one segment in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“FAS 131”). Although the chief operating decision maker does review revenue results across the three revenue streams of advertising, subscription and transaction services, financial reporting is consistent with the Company’s method of internal reporting where the chief operating decision maker evaluates, assesses performance and makes decisions on the allocation of resources at a consolidated results of operations level. The Company has no operating managers reporting to the chief operating decision maker over components of the enterprise for which separate financial information of revenue, results of operations and assets is available. Additionally, all business units that meet the quantitative thresholds of the standard also meet the aggregation criteria of FAS 131 and are therefore reflected as one segment.
Income Taxes
The Company accounts for income taxes using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. If necessary, the measurement of deferred tax assets is reduced by the amount of any tax benefits that are not expected to be realized based on available evidence.
The Company accounts for uncertain tax positions in accordance with Financial Accounting Standards Board ( the “FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Net Loss Per Share
Basic net loss per share (“Basic EPS”) is computed by dividing net loss by the sum of the weighted-average number of common shares outstanding during the period. Diluted net loss per share (“Diluted EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The dilutive effect of outstanding stock options and warrants is computed using the treasury stock method.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended	Six months ended
	June 30, 2009	June 30, 2009
Numerator:
Net loss	$(4,825)	$(6,437)

Denominator for basic and diluted net loss per share:
Weighted-average shares	17,480	17,057

Net loss per share:
Basic and diluted	$(0.28)	$(0.38)

Potential shares which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive are as follows (in thousands):

Six months ended
June 30, 2009

Warrants	87
Recent Accounting Pronouncements
The Company adopted FAS 141R on January 1, 2009. Under FAS 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. FAS 141R changes the accounting treatment for certain specific acquisition-related items including: expensing acquisition-related costs as incurred, valuing non-controlling interests at fair value at the acquisition date and expensing restructuring costs associated with an acquired business. FAS 141R also requires acquisition-related costs be recorded as expenses in the periods in which the costs are incurred and the services are received. Acquisition-related costs are costs the acquirer incurs to effect a business combination. Those costs include finder’s fees; advisory, legal, accounting, valuation and other professional or consulting fees; general administrative costs, including the costs of maintaining an internal acquisitions department; and costs of registering and issuing debt and equity securities. The Company recognized approximately $2,785,000 of transaction costs in connection with the business combination of the HMI Entities and PlanetOut during the six months ended June 30, 2009.
In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which is effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. The Company does not believe the adoption of FSP 157-4 will have a material impact on its consolidated financial statements.
The Company adopted FSP No. 157-2, “Effective Date of Financial Accounting Standards Board Statement No. 157” (“FSP FAS 157-2”), on January 1, 2009. FSP FAS 157-2 delays the effective date of FAS 157 by one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the provisions of FAS No. 157, “Fair Value Measurements,” relating to non-financial assets and non-financial liabilities. The adoption of FSP 157-2 did not have a material impact on the Company’s consolidated financial statements.
The Company adopted FSP FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”), in the second quarter of fiscal 2009. FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142. FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. The adoption of FSP 142-3 did not have a material impact on the Company’s consolidated financial statements.

The Company adopted FSP No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”), on January 1, 2009. FSP 141R-1 amends the provisions FAS 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in FAS 141R and instead carries forward most of the provisions in FAS 141 for acquired contingencies. The adoption of FSP 141R-1 did not have a material impact on the Company’s consolidated financial statements.
The Company adopted SFAS No. 165, “Subsequent Events” (“FAS 165”), in the second quarter of fiscal 2009. FAS 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See “Principles of Consolidation and Basis of Presentation” for the related disclosure. The adoption of FAS 165 did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB No. 140 ” (“FAS 166”). FAS 166 amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. FAS 166 is effective for financial statements issued for interim and annual periods ending after November 15, 2009. The Company does not believe the adoption of FAS 166 will have a material impact on its consolidated financial statements.
In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). FAS 167 is effective for financial statements issued for interim and annual periods ending after November 15, 2009. The Company does not believe the adoption of FAS 167 will have a material impact on its consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles — a replacement of SFAS No. 162” (“FAS 168”), to become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not believe the adoption of FAS 168 will have a material impact on its consolidated financial statements.
Note 2 — Business Combinations and Intangible Assets
Business Combinations
Merger with PlanetOut Inc.
On June 11, 2009, the HMI Entities and PlanetOut combined their businesses and became wholly-owned subsidiaries of the Company. As a result of the merger, the Company operates the businesses currently conducted by the HMI Entities and PlanetOut and plans to expand into other areas of content production and distribution.
On June 11, 2009, the owners of the HMI Entities contributed to the Company all of their interests in the HMI Entities, which consisted of stock and limited liability company interests that constituted 100% of the ownership interest in each of those companies, in exchange for the common stock of the Company, $0.001 par value per share (the “Common Stock”). The aggregate number of shares of Common Stock received by the former owners of the HMI Entities equaled approximately 80% of the issued and outstanding shares of the Common Stock, or 16,630,140 shares.
On June 11, 2009, PlanetOut merged with a subsidiary of the Company. In connection with the merger, each share of the issued and outstanding shares of PlanetOut’s common stock was exchanged for one share of the Common Stock and one share of the special stock of the Company, $0.001 par value per share (the “Special Stock”). The aggregate number of shares of Common Stock received by PlanetOut stockholders equaled approximately 20% of the issued and outstanding shares of the Common Stock, or 4,070,535 shares of such stock, and 100% of the issued and outstanding shares of the Special Stock, or 4,070,535 shares of such stock. In addition, the Company assumed warrants to purchase up to 87,000 shares of PlanetOut’s common stock in connection with the transaction and has reserved 87,000 shares of both Common Stock and Special Stock of the Company for their issuance upon exercise of the warrants.

The merger was accounted for under the acquisition method of accounting in accordance with FAS 141R. The Company acquired PlanetOut for approximately $900,000 based on the estimated fair value of the tangible assets and intangible assets acquired and liabilities assumed on the acquisition date. The following is a statement of the net assets acquired (in thousands):

Cash and cash equivalents	$915
Restricted cash	1,100
Accounts receivable, net	753
Prepaid expenses and other current assets	552
Property and equipment, net	2,145
Intangible assets	1,973
Other assets	279
Liabilities assumed	(6,817)

Net assets acquired	$900

The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. The intangible assets consist of tradenames, customer lists and content databases. Fair values are preliminary and subject to refinement for up to one year after the closing date of a merger as information relative to closing date fair values becomes available.
There is no active market or established fair value for either of the Common Stock or the Special Stock of Here Media which was exchanged in the PlanetOut acquisition. In accordance with FAS141R, the value of the Common Stock and Special Stock was recorded at a value equal to the net assets acquired in the PlanetOut acquisition. Each of the Common Stock and Special Stock were recorded at their extended par value based on the number of shares exchanged and the remainder of the value exchanged was recorded as additional paid-in-capital. No recording of goodwill resulted from the PlanetOut acquisition.
The results of operations for PlanetOut provided revenue of approximately $627,000 and net loss of approximately $763,000 for the period of June 11, 2009 to June 30, 2009 and have been included in the Company’s condensed consolidated statements of operations in accordance with FAS 141R.
Acquisition of LPI Media, Inc. and SpecPub, Inc. Assets
In August 2008, Here Publishing completed the acquisition of substantially all of the assets and assumption of certain liabilities of LPI Media Inc. (“LPI”) and SpecPub, Inc. (“SPI”) the former magazine publishing operations of PlanetOut, for an aggregate purchase price of approximately $500,000. The assets of SPI were transferred out of the Company in December 2008 to Hyperion, a related party.
SFAS No. 141, “Business Combinations,” requires that the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed be recognized as goodwill. If the sum of the amounts assigned to assets acquired and liabilities assumed exceeds the cost of the acquired entity (so-called “negative” goodwill), the excess is required to be allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the acquired noncurrent assets. As a result of such allocation of negative goodwill recognized in the Company’s acquisition of LPI, the value assigned to the intangible assets was reduced by approximately $900,000.
A condensed, unaudited balance sheet reflecting the adjusted value of acquired assets and liabilities assumed as of the date of acquisition is as follows (in thousands):

Accounts receivable, net	$3,385
Inventory	900
Prepaid expenses and other current assets	1,095
Property and equipment, net	820
Intangible assets, net	430
Liabilities assumed	(6,130)

Total purchase price	$500

The results of operations for LPI have been included in the Company’s condensed consolidated statements of operations for the period subsequent to the acquisition date of August 13, 2008.

Pro Forma Information
Supplemental consolidated information on an unaudited pro forma consolidated basis, as if the PlanetOut merger and the acquisition of the LPI assets were completed at the beginning of each period presented, is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009

Revenue	$12,784	$7,755	$22,861	$18,020
Loss from continuing operations	$(2,601)	$(4,247)	$(15,511)	$(7,532)
Basic loss from continuing operations per share	$(0.13)	$(0.21)	$(0.75)	$(0.36)
The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable. The unaudited pro forma supplemental information prepared by management is not necessarily indicative of the consolidated financial position or results of income in future periods or the results that actually would have been realized had the Company, LPI and PlanetOut been a combined company during the specified periods.
Intangible Assets
The components of acquired intangible assets are as follows (in thousands):

	December 31, 2008			June 30, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Tradenames	$430	$—	$430	$1,292	$—	$1,292
Customer lists	—	—	—	605	10	595
Content database	—	—	—	506	14	492

	$430	$—	$430	$2,403	$24	$2,379

Intangible assets subject to amortization consist of customer lists and content databases with amortization periods of three to five years. As of June 30, 2009, the weighted-average useful economic life of customer lists and content databases being amortized was 4.1 years. During the three and six months ended June 30, 2008 and 2009, the Company did not record amortization expense on its tradenames which it considers to be indefinitely lived assets. During the three months ended June 30, 2008 and 2009, amortization expense of intangible assets was zero and approximately $24,000, respectively. During the six months ended June 30, 2008 and 2009, amortization expense of intangible assets was zero and approximately $24,000, respectively.
As of June 30, 2009, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:
2009 (remaining six months)	$145
2010	290
2011	290
2012	191
2013	121
2014	50

$1,087

Note 3 — Other Balance Sheet Components

	December 31,	June 30,
	2008	2009
	(In thousands)

Accounts receivable:
Trade accounts receivable	$4,559	$2,146
Less: Allowance for doubtful accounts	(191)	(246)
Less: Provision for returns	(519)	(421)

	$3,849	$1,479

In the three months ended June 30, 2008 and 2009, the Company provided for an increase in the allowance for doubtful accounts of zero and approximately $97,000, respectively, and wrote-off zero and approximately $125,000, respectively, against the allowance for doubtful accounts. In the six months ended June 30, 2008 and 2009, the Company provided for an increase in the allowance for doubtful accounts of zero and approximately $223,000, respectively, and wrote-off zero and approximately $231,000, respectively, against the allowance for doubtful accounts.
Prior to the acquisition of the LPI assets in August 2008, the Company estimated a provision for returns of zero based on its historical returns. See Note 2, “Business Combinations and Intangible Assets — Acquisition of LPI Media, Inc. and SpecPub, Inc. Assets.” In the three months ended June 30, 2009, the Company provided for an increase in the provision for returns of approximately $379,000, and wrote-off accounts receivable against the provision for returns totaling approximately $458,000. In the six months ended June 30, 2009, the Company provided for an increase in the provision for returns of approximately $832,000, and wrote-off accounts receivable against the provision for returns totaling approximately $930,000.

	December 31,	June 30,
	2008	2009
	(In thousands)

Inventory:
Materials for future publications	$293	$250
Finished goods available for sale	573	416

	866	666
Less: reserve for obsolete inventory	(153)	(7)

	$713	$659

Prior to the acquisition of the LPI assets in August 2008, the Company had no inventory and therefore no provision for obsolete inventory. See Note 2, “Business Combinations and Intangible Assets — Acquisition of LPI Media, Inc. and SpecPub, Inc. Assets.” In the three months ended June 30, 2009, the Company provided for an increase in the provision for obsolete inventory of approximately $28,000, and wrote-off inventory against the reserve for obsolete inventory totaling approximately $59,000. In the six months ended June 30, 2009, the Company provided for an increase in the reserve for obsolete inventory of approximately $46,000, and wrote-off inventory against the reserve for obsolete inventory totaling approximately $192,000.

	December 31,	June 30,
	2008	2009
	(In thousands)

Prepaid expenses and other current assets:
Unamortized direct-response advertising costs	$930	$861
Other prepaid expenses and other current assets	383	1,046

	$1,313	$1,907

	December 31,	June 30,
	2008	2009
	(In thousands)

Property and equipment:
Computer equipment and software	$590	$1,999
Furniture and fixtures	817	930
Leasehold improvements	467	1,126
Website development costs	—	159

	1,874	4,214
Less: Accumulated depreciation and amortization	(855)	(1,232)

	$1,019	$2,982

In the three months ended June 30, 2008 and 2009, the Company recorded depreciation and amortization expense of property and equipment of approximately $41,000 and $233,000, respectively. In the six months ended June 30, 2008 and 2009, the Company recorded depreciation and amortization expense of property and equipment of approximately $86,000 and $377,000, respectively.

	December 31,	June 30,
	2008	2009
	(In thousands)

Accrued expenses and other liabilities:
Accrued payroll and related liabilities	$497	$1,578
Other accrued liabilities	794	1,608

	$1,291	$3,186

Note 4 — Program Broadcasting Rights
Program broadcasting rights are subject to amortization, and the balances are as follows:

	December 31,	June 30,
	2008	2009
	(In thousands)

Program broadcasting rights:
Related parties	$29,828	$33,105
Non-related parties	1,584	2,667
Less accumulated amortization:
Related parties	(18,044)	(20,007)
Non-related parties	(645)	(1,044)

Program broadcasting rights	12,723	14,721
Less : current portion	3,864	6,120

Program broadcasting rights, less current portion	$8,859	$8,601

Amortization expense for the three months ended June 30, 2008 and 2009 was approximately $1,022,000 and $1,233,000, respectively. Amortization expense for the six months ended June 30, 2008 and 2009 was approximately $2,068,000 and $2,362,000, respectively. During the three and six months ended June 30, 2008 and 2009, the Company had no impairment of program broadcasting rights included in amortization expense.

As of June 30, 2009, expected future program broadcasting rights amortization is as follows (in thousands):

Fiscal Years:
2009 (remaining six months)	$2,686
2010	5,296
2011	2,880
2012	2,073
2013	1,089
2014	442
Thereafter	255

$14,721

Note 5 — Related Party Transactions
Related party revenue
The Company has several one-year term publicity and marketing agreements with Regent Releasing. Under these agreements, Regent Releasing agreed to pay a total of approximately $16,696,000 in consulting fees over the terms of the agreements for use of the Company’s marketing staff expertise in creating content and strategically releasing films and for providing assistance with marketing plans, press releases and advertising campaigns. During the three months ended June 30, 2008 and 2009, the Company generated approximately $2,017,000 and zero, respectively, in revenue from services provided under these agreements. During the six months ended June 30, 2008 and 2009, the Company generated approximately $2,683,000 and $2,680,000, respectively, in revenue from services provided under these agreements.
Related party deferred revenue
As of December 31, 2008 and June 30, 2009, the Company had outstanding deferred license fee revenue of zero and $1,200,000, respectively, included in deferred revenue on the Condensed Consolidated Balance Sheets from Oxford Media, related to licensing rights sub-licensed by the Company to Oxford Media to distribute certain motion picture and television programs.
Related party receivables/payables
At December 31, 2008 and June 30, 2009, the Company had outstanding approximately $818,000 and $9,000, respectively, of funds due to various companies affiliated through common ownership, respectively. The amounts are unsecured, non-interest bearing and due on demand.
At December 31, 2008, the Company also had outstanding commitments of approximately $10,352,000 and $415,000 in programming license fees payable to Studios Funding and Convergent Funding, respectively. At June 30, 2009 the Company had outstanding commitments of approximately $10,537,000, $1,732,000 and $75,000 in programming license fees payable to Studios Funding, Convergent Funding and Regent Studios, respectively. The license fees payable pertain to license rights for films and TV programs.
Program broadcasting rights
Approximately $325,000 and $2,188,000 of programming was purchased from related parties for the three months ended June 30, 2008 and 2009, respectively. The total amount of programming purchased from related parties amounted to approximately $765,000 and $3,278,000 for the six months ended June 30, 2008 and 2009, respectively. The total amount of programming payments to related parties was zero for the three months ended June 30, 2008 and 2009. The total amount of programming payments to related parties amounted to approximately $362,000 and zero for the six months ended June 30, 2008 and 2009.
At December 31, 2008 and June 30, 2009, the Company’s carrying value for program broadcasting rights licensed purchased from related parties amounted to: approximately $7,399,000 and $6,157,000, respectively, from Regent Studios; $3,862,000 and $3,908,000, respectively from RWS; $372,000 and $2,910,000, respectively from Convergent Funding; and $151,000 and $123,000, respectively, from Regent Releasing.
Sale of accounts receivable
During the three and six months ended June 30, 2009, the Company sold accounts receivable of approximately $3,200,000 without recourse to Mr. Colichman and Mr. Jarchow and received $3,200,000 in cash.

Note 6 — Commitments and Contingencies
January 2008 Severance Plan
Certain employees acquired through the PlanetOut business combination were provided in January 2008 with an incentive to remain committed to the Company’s business (the “Severance Plan”). The Severance Plan provides for certain cash payments in the event of termination without cause. The Company has made payments of approximately $152,000 under the Severance Plan in both the three and six months ended June 30, 2009. As of June 30, 2009, the Company estimates that the total outstanding potential payments that have not been paid or accrued to date remaining under the Severance Plan is approximately $199,000. The actual amounts may vary as they depend on numerous factors outside of the Company’s control, such as whether the eligible participants choose to remain with the Company.
Employment agreements
The Company has entered into employment agreements with certain senior executives for various terms up to three years. Aggregate future commitments under these agreements are as follows (in thousands):

Fiscal Years:
2009 (remaining six months)	$1,206
2010	1,287
2011	398
2012	134

$3,025

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
Note 7 — Stockholders’ Equity
Common Stock
The Company has 40,000,000 shares of Common Stock authorized with a par value of $0.001 per share. The Company had 16,630,140 and 20,700,675 common shares issued and outstanding at December 31, 2008 and June 30, 2009. The Company issued 16,630,140 shares of Common Stock to the former owners of the HMI Entities and 4,070,535 shares of Common Stock to the former owners of PlanetOut common stock in the business combination on June 11, 2009. Since the HMI Entities have been determined to be the acquiring entity in the business combination under FAS 141R, and the historical information for the HMI Entities is presented as combined with Here Media, the Common Stock issued to the former owners of the HMI Entities is presented as issued and outstanding as of December 31, 2008. See Note 1, “The Company and Summary of Significant Accounting Policies — The Company” and Note 2, “Business Combinations and Intangible Assets — Merger with PlanetOut Inc.,” for more detail.
Preferred Stock
The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. The Company had no preferred shares issued and outstanding at December 31, 2008 and June 30, 2009.
Special Stock
The Company has 4,200,000 shares of Special Stock authorized with a par value of $0.001 per share. In conjunction with the merger with PlanetOut on June 11, 2009, the Company issued 4,070,535 million shares of Special Stock to the former stockholders of PlanetOut common stock. The Special Stock was issued to provide a limited form of downside protection in the event of a liquidation, dissolution or winding up of the Company or a sale of the Company for cash or publicly tradable within four years after the merger and in which the holders of the Company’s Common Stock would, but for the effect of the Special Stock, receive less than $4.00 per share. The former stockholders of PlanetOut would have a priority claim to any liquidation proceeds distributable to holders of the Common Stock of Here Media to the extent necessary (and to the extent liquidation proceeds are available) to provide the former PlanetOut stockholders with total liquidation proceeds of at least $4.00 per share.

Warrants
In connection with the merger with PlanetOut, the Company assumed warrants to purchase up to 87,000 shares of PlanetOut common stock, which became exercisable for Common Stock and Special Stock of the Company upon completion of the merger. Warrants to purchase 12,000 shares at an exercise price of $37.40 per share will expire in September 2013. Warrants to purchase 75,000 shares at an exercise price of $0.69 per share will expire in January 2018.
Note 8 — Subsequent Events
In July 2009, Regent Entertainment Media Inc. changed its name to Here Publishing Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” except where the context requires, the term “we,” “us,” “our,” or “Here Media” refers to the consolidated businesses of Here Media Inc. and its wholly-owned subsidiaries Here Networks, LLC, or Here Networks, Here Publishing Inc. (formerly Regent Entertainment Media Inc.), or Here Publishing, and PlanetOut Inc, or PlanetOut.
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections, contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties and reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward-looking statements include information concerning the possible or assumed future results of operations of the Company, and those statements are preceded by, followed by or that include the words “future,” “position,” “anticipate(s),” “expect,” “believe(s),” “intend,” “estimate,” “predict,” “may,” “see,” “plan,” “further improve,” “outlook,” “should,” or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions, many of which may be outside of our control or our ability to accurately predict. You should understand that many factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially and adversely from those expressed in our forward-looking statements.
These factors include the following:
•	We have a history of losses. If we do not attain and sustain profitability, our financial condition and investment value could suffer.

•	If we are not successful in our efforts to reduce costs substantially and to increase revenues to achieve the planned benefits of our recent business combination with PlanetOut, we may have difficulty funding our operations, may not be able to expand our business as planned and may instead find it necessary to curtail operations.

•	We may require additional capital, which may not be available, particularly under current capital and credit market conditions.

•	Our success is dependent upon audience acceptance of our programming and other entertainment content, which is difficult to predict.

•	The entertainment and media programming industries are highly competitive industries, and many of our competitors have much greater resources, longer operating histories and more well known brand names than we have.

•	If we are unable to generate increased revenue from advertising or if we were to lose existing advertisers, our business will suffer.

•	Our success depends, in part, upon the growth of Internet advertising and upon our ability to predict the cost of customized campaigns.

•	If our efforts to attract and retain subscribers are not successful, our revenue will decrease. We could lose subscribers if we are unable to provide satisfactory customer service.

•	Increased programming production and content costs may adversely affect our results of operations and financial condition.

•	Disruption or failure of satellites and facilities that transmit our media network to cable television operators and other distributors, and disputes over supplier contracts on which we depend to distribute our programming could adversely affect our business.

•	We must respond to and capitalize on rapid changes in new technologies and distribution platforms, including their effect on consumer behavior, in order to remain competitive and exploit new opportunities.

•	Our operations could be harmed if we lost the services of our senior executives including Paul A. Colichman, our Chief Executive Officer, and Stephen P. Jarchow, the Chairman of our Board of Directors.

•	Any significant disruption in service on our websites or in our computer and communications hardware and software systems could harm our business.

•	If we are unable to compete effectively, we may lose market share and our revenue may decline.

•	Our efforts to develop new products and services for evolving markets are subject to a number of factors beyond our control.

•	Our reputation and brand could be harmed if we are unable to protect our domain names and third parties gain rights to, or use, these domain names in a manner that confuses or impairs our ability to attract and retain customers.

•	If we fail to protect our trademarks and other proprietary rights, or if we become involved in intellectual property litigation, our revenue may decline and our expenses may increase.

•	The risks of transmitting confidential information online, including credit card information, may discourage customers from subscribing to our services.

•	Existing or future government regulation in the United States and other countries could limit our growth and result in loss of revenue.

•	We may be the target of negative publicity campaigns or other actions by advocacy groups that could disrupt our operations because we serve the lesbian, gay, bisexual and transgender, or LGBT, community.

•	If one or more states or countries successfully assert that we should collect sales or other taxes on the use of the Internet or the online sales of goods and services, our expenses will increase, resulting in lower margins.

•	We are exposed to pricing and production capacity risks associated with our magazine publishing business, which could result in lower revenues and profit margins.

•	Our common stock is not listed on any securities exchange, which results in very limited liquidity for our stockholders.

•	The ownership of 80% of Here Media’s common stock by the pre-transaction owners of the HMI Entities, and provisions in Here Media’s certificate of incorporation and Here Media’s bylaws, may prevent takeover attempts that could be beneficial to Here Media’s other stockholders.

•	The interests of our principal stockholders may differ from the interests of our other stockholders.

•	The special stock will provide only limited downside protection to its holders.

•	Recent and potential future acquisitions could result in operating difficulties and unanticipated liabilities.

•	Adult content in our online service may be the target of negative publicity campaigns or subject us to restrictive or costly regulatory compliance.

•	In the event we are unable to satisfy regulatory requirements relating to internal control over financial reporting, or if these internal controls are not effective, our business could suffer.

•	In the event of an earthquake, other natural or man-made disaster, or power loss, our operations could be interrupted or adversely affected, resulting in lower revenue.
Additional information concerning these factors can be found in our filings with the SEC. Forward-looking statements in this Quarterly Report on Form 10-Q should be evaluated in light of these important factors.
You should not place undue reliance on the forward-looking statements included in this Quarterly Report on Form 10-Q, which apply only as of the date of this Quarterly Report on Form 10-Q. We expressly disclaim any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Quarterly Report on Form 10-Q to reflect changes in circumstances or expectations or the occurrence of unanticipated events, except to the extent required by applicable securities laws.
Overview
We are the parent company of Here Networks, Here Publishing and PlanetOut. We were formed in connection with the business combination of Here Networks, Here Publishing and PlanetOut, which was completed on June 11, 2009. As a result of such business combination, Here Networks, Here Publishing and PlanetOut became our wholly-owned subsidiaries. We operate the businesses currently conducted by Here Networks, Here Publishing and PlanetOut and plan to expand into other areas of content production and distribution. The results of operations for PlanetOut have been included in our condensed consolidated statements of operations for the period subsequent to the acquisition date.
Here Networks offers original movies, series, documentaries and music specials tailored for the LGBT community on a subscription and transactional basis via cable television, direct-to-home (also referred to as DTH) satellite television, fiber-optic television and the Internet under the brand name “here!”. Here Networks has agreements with major cable, satellite and fiber-optic television operators in the United States for its VOD and SVOD and/or regularly scheduled (also referred to as linear) television channel services. Here Networks generates revenue from the receipt of fees paid by its subscribers for its SVOD and linear television channel services and transactional fees paid by viewers of its VOD services.
Here Publishing publishes magazines targeting the LGBT community. Its business consists of the former magazine publishing operations of PlanetOut that were conducted through LPI Media Inc., or LPI. Here Publishing acquired substantially all of the assets and liabilities of LPI in August 2008. The results of operations for LPI have been included in our condensed consolidated statements of operations for the period subsequent to the acquisition date. Here Publishing currently publishes three magazines on a regular basis, The Advocate, Out and HIVPlus. Here Publishing offers Out and The Advocate on a subscription basis, while it offers HIVPlus free to health care professionals and organizations. It also distributes digital editions of Out and The Advocate. Here Publishing’s revenues are derived principally from subscriptions for its magazines and fees charged for advertising in its magazines.
PlanetOut is a leading online media and entertainment company serving the LGBT community through its flagship websites, Gay.com and PlanetOut.com. These websites provide revenues from advertising services and subscription services.
The combined companies of Here Networks, Here Publishing and PlanetOut function as a multi-platform content company serving and marketing to the LGBT community.

Executive Operating and Financial Summary
Our total revenue was $5.5 million in the three months ended June 30, 2009, increasing 112% from total revenue of $2.6 million in the three months ended June 30, 2008. Our total revenue was $11.9 million in the six months ended June 30, 2009, increasing 212% from total revenue of $3.8 million in the six months ended June 30, 2008. These increases were primarily due to the incremental effect of the acquisition of LPI and, to a lesser extent, the acquisition of PlanetOut, as well as increases in SVOD subscription services revenue, partially offset by decreases in publicity and marketing services revenues caused by the timing of motion picture title releases by Regent Releasing.
Total operating costs and expenses were $10.3 million in the three months ended June 30, 2009, increasing 178% from total operating costs and expenses of $3.7 million in the three months ended June 30, 2008. Total operating costs and expenses were $18.3 million in the six months ended June 30, 2009, increasing 156% from total operating costs and expenses of $7.2 million in the six months ended June 30, 2008. These increases were primarily due to the incremental effect of the acquisition of LPI and, to a lesser extent, the acquisition of PlanetOut.
Loss from operations was $4.8 million in the three months ended June 30, 2009, compared to loss from operations of $1.1 million in the three months ended June 30, 2008. Loss from operations was $6.4 million in the six months ended June 30, 2009, compared to loss from operations of $3.3 million in the six months ended June 30, 2008.
Outlook
We expect that revenue will increase for the remainder of fiscal 2009 in comparison to fiscal 2008, primarily as a result of the incremental effect of the acquisitions of PlanetOut in June 2009 and LPI in August 2008, increases in SVOD subscription services revenue and increases in transaction services revenue from theatrical box office revenues. We expect operating costs and expenses to increase for the remainder of fiscal 2009 in comparison to fiscal 2008 due to the incremental effect of our acquisitions, increases in program broadcasting rights amortization expenses, costs related to the development of our planned motion picture production operations and increased depreciation and amortization expense due to an increase in depreciable assets in service and an increase in intangible assets as a result of the acquisition of PlanetOut. Our results of operations for the remainder of fiscal 2009 will be dependent on how successful we are in implementing our operating plan discussed in “Liquidity and Capital Resources.”
Results of Operations
Revenue
Advertising Services. We derive advertising revenue from advertisements placed in our printed publications and from advertising contracts in which we typically undertake to deliver a minimum number of impressions to users over a specified time period for a fixed fee on our websites. Advertising services revenue were $3.2 million and zero in the three months ended June 30, 2009 and 2008, respectively. Advertising services revenue were $7.7 million and zero in the six months ended June 30, 2009 and 2008, respectively. These additions of advertising services revenue to our total revenues were due to acquisitions of LPI and PlanetOut.
Subscription Services. We derive subscription services revenue from the receipt of fees paid by subscribers for our subscription video-on-demand, or SVOD, and linear television channel services, subscription services across our print media properties and paid membership subscriptions to our online media properties. Our subscription services revenue was $1.6 million in the three months ended June 30, 2009, an increase of 214% from the three months ended June 30, 2008. Our subscription services revenue was $2.8 million in the six months ended June 30, 2009, an increase of 158% from the six months ended June 30, 2008. These increases in subscription services revenue were primarily due to the incremental effect of the acquisitions of LPI and PlanetOut and, to a lesser extent, increases in SVOD subscription services revenue.
Transaction Services. Transaction services revenue includes publicity and marketing services provided to Regent Releasing, transactional fees paid by viewers for our video-on-demand, or VOD, services, theatrical box office revenues, newsstand sales of our various print properties and revenue generated from co-marketing opportunities with other affiliates that are marketing to the LGBT community. Our transaction services revenue was $0.6 million in the three months ended June 30, 2009, a decrease of 70% from the three months ended June 30, 2008. Our transaction services revenue was $1.5 million in the six months ended June 30, 2009, a decrease of 46% from the six months ended June 30, 2008. These decreases in transaction services revenue were primarily due to decreases in publicity and marketing services revenues caused by the timing of title releases by Regent Releasing, partially offset by increases due to the incremental effect of the acquisition of LPI. Transaction services revenue included $2.0 million and zero in publicity and marketing services provided to Regent Releasing in the three months ended June 30, 2008 and 2008, respectively. Transaction services revenue included $2.7 million and $0.5 million in publicity and marketing services provided to Regent Releasing in the six months ended June 30, 2008 and 2008, respectively.

Operating Costs and Expenses
Cost of Revenue. Cost of revenue primarily consists of amortization of program broadcasting rights and expenses related to the delivery of programming to cable satellite and fiber-optic television providers and on-air promotional segments or interstitials that are broadcast between programs on the here! Network, payroll and related benefits associated with supporting our subscription-based services, the development and expansion of site operations and support infrastructure and producing and maintaining content for our various websites. Other expenses directly related to generating revenue included in cost of revenue include transaction processing fees, computer equipment maintenance, occupancy costs, co-location and Internet connectivity fees, purchased content and cost of goods sold. Cost of revenue was $4.3 million in the three months ended June 30, 2009, increasing 186% from cost of revenue of $1.5 million in the three months ended June 30, 2008. Cost of revenue was $8.7 million in the six months ended June 30, 2009, increasing 189% from cost of revenue of $3.0 million in the six months ended June 30, 2008. These increases were primarily due to the incremental effect of the acquisitions of LPI and PlanetOut.
Sales and Marketing. Sales and marketing expense primarily consists of publicity and marketing activities, payroll and related benefits for employees involved in publicity, sales, advertising client service, customer service, marketing and other support functions; product, service and general corporate marketing and promotions; and occupancy costs. Sales and marketing expenses were $1.5 million in the three months ended June 30, 2009, increasing 365% from sales and marketing expenses of $0.3 million in the three months ended June 30, 2008. Sales and marketing expenses were $2.8 million in the six months ended June 30, 2009, increasing 357% from sales and marketing expenses of $0.6 million in the six months ended June 30, 2008. Sales and marketing expenses as a percentage of revenue were 28% for the three months ended June 30, 2009, up from 13% in the three months ended June 30, 2008. Sales and marketing expenses as a percentage of revenue were 23% for the six months ended June 30, 2009, up from 16% in the six months ended June 30, 2008. These increases were primarily due to the incremental effect of the acquisitions of LPI and PlanetOut, partially offset by reductions in print advertising costs, cross channel promotion expenses, website expenses, research expenses, talent appearance fees and travel costs.
General and Administrative. General and administrative expense consists primarily of payroll and related benefits for executive, finance, administrative and other corporate personnel, occupancy costs, professional fees, insurance and other general corporate expenses. General and administrative expenses were $2.6 million for the three months ended June 30, 2009, increasing 45% from general and administrative expenses of $1.8 million in the three months ended June 30, 2008. General and administrative expenses were $3.7 million for the six months ended June 30, 2009, increasing 6% from general and administrative expenses of $3.4 million in the six months ended June 30, 2008. These increases were due primarily to the incremental effect of the acquisitions of LPI and PlanetOut and increased legal and accounting fees, partially offset by reduced payroll costs and insurance expenses. General and administrative expenses as a percentage of revenue were 48% for the three months ended June 30, 2009, down from 70% in the three months ended June 30, 2008. General and administrative expenses as a percentage of revenue were 31% for the six months ended June 30, 2009, down from 91% in the six months ended June 30, 2008. These decreases were primarily due to the incremental effect of the acquisition of LPI and PlanetOut.
Acquisition Transaction Costs. During the three and six months ended June 30, 2009, we recognized $1.5 million and $2.8 million, respectively, of acquisition transaction costs in accordance with FAS 141R related to our acquisition of and business combination with PlanetOut. These expenses include legal costs, transaction fees to our investment bankers, printing costs and accounting fees related to the transaction.
Depreciation and Amortization. Depreciation and amortization expense was $0.3 million for the three months ended June 30, 2009, increasing 529% from depreciation and amortization expense of zero in the three months ended June 30, 2008. Depreciation and amortization expense was $0.4 million for the six months ended June 30, 2009, increasing 366% from depreciation and amortization expense of $0.1 million in the six months ended June 30, 2008. These increases were primarily due to an increase in depreciable assets in service as a result of the acquisitions of LPI and PlanetOut.
Other Income and Expenses
Interest expense. Interest expense was not material in the three and six months ended June 30, 2009. Interest expense was zero in the three and six months ended June 30, 2008.
Liquidity and Capital Resources
Cash provided by operating activities for the six months ended June 30, 2009 was $1.0 million, due primarily to $3.2 million of cash received from the sale of accounts receivable to our Chief Executive Officer, Paul A. Colichman, and our Chairman of the Board, Stephen P. Jarchow, increases in accounts payable, deferred revenue and due to related parties and non-cash charges related to amortization of program broadcasting rights and deprecation and amortization expenses, partially offset by our net loss of $6.4 million which included acquisition transaction costs of $2.8 million related to our business combination of the HMI Entities and PlanetOut and an increase in program broadcasting rights. Cash used in operating activities for the six months ended June 30, 2008 was $4.0 million, and was primarily attributable to our net loss of $3.3 million, an increase in program broadcasting rights of $1.2 million and a decrease in the amount due to related parties of $1.2 million, offset by program broadcasting rights amortization of $2.1 million.

Cash provided by investing activities in the six months ended June 30, 2009 was $0.7 million and was primarily attributable to cash acquired in our acquisition of PlanetOut of $0.9 million, offset by purchases of property and equipment of $0.2 million. Cash used in investing activities was not material in the six months ended June 30, 2008.
Net cash used in financing activities in the three months ended June 30, 2009 was $1.4 million, due to repayments of loans from related parties of $1.3 million and principal payments under capital lease obligations of $0.1 million. Net cash provided by financing activities in the three months ended June 30, 2008 was $4.2 million, due to borrowings from related parties to cover net cash used in operating activities.
We expect that cash used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, acquisitions of program broadcasting rights, theatrical box office revenues, advertising sales, subscription trends and accounts receivable collections.
Our capital requirements depend on many factors, including the level of our revenues, the resources we devote to developing, marketing and selling our products and services, the timing and extent of our introduction of new features and services, the extent and timing of potential investments and other factors. In particular, our subscription services consist of prepaid subscriptions that provide cash flows in advance of the actual provision of services. We expect to invest capital resources to continue our product development and marketing efforts and for other general corporate activities. In addition, we expect to incur costs in developing our planned motion picture production operations, which will consist principally of compensation expenses and other costs incurred on a production-by-production basis in connection with the production of individual motion pictures.
As a result of experiencing recurring losses and negative cash flow from operations in each of the last two years to date and our accumulated deficit, we have assessed our anticipated cash needs for the next twelve months and adopted an operating plan to manage our capital expenditures and costs of operating activities consistent with our revenue in order to meet our working capital needs for the next twelve months. To this end, we have negotiated cost reductions with existing vendors and reduced our headcount since June 30, 2009 and may make further reductions as necessary to meet our working capital needs. In addition, we are seeking to terminate some of our existing lease obligations in an effort to consolidate offices and reduce our overhead.
Prior to the business combination on June 11, 2009, we met our liquidity requirements primarily through capital contributions from equity holders and borrowings from related parties. If we do not have sufficient cash available to finance our operations, we may be required to obtain additional public or private debt or equity financing. We cannot be certain that additional financing will be available to us on favorable terms when required or at all. If we are unable to raise sufficient funds, we may need to reduce our planned operations. In that event, we cannot provide any assurance that our assets will be sufficient to meet our liabilities.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet liabilities or transactions as of June 30, 2009.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.
We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis on which we make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because this can vary in each situation, actual results may differ from the estimates under different assumptions and conditions.
We believe the following critical accounting policies require more significant judgments and estimates in the preparation of our consolidated financial statements:
Revenue Recognition. Our revenue is derived principally from advertising services, subscription services and transaction services. Advertising services revenue is generated by advertisements placed in our printed publications and from banner and sponsorship advertisements on our websites. Subscription services revenue is generated by fees paid by subscribers for our SVOD and linear television channel services, subscription services across our print media properties and paid membership subscriptions to our online media properties. Transaction services revenue includes publicity and marketing services relating to theatrical motion picture releases, transactional fees paid by viewers for our VOD services, revenues from distribution of feature films, newsstand sales of our various print properties and revenue generated from co-marketing opportunities with other affiliates that are marketing to the LGBT community.

Magazine advertising revenues are recognized, net of related agency commissions, on the date the magazines are placed on sale at the newsstands. Revenues received for advertisements in magazines to go on sale in future months are classified as deferred advertising revenue.
The duration of our banner advertising commitments has ranged from one week to one year. Sponsorship advertising contracts have terms ranging from three months to two years and also involve more integration with our services, such as the placement of units that provide users with direct links to the advertiser’s website. Advertising revenue on both banner and sponsorship contracts is recognized ratably over the term of the contract, provided that we have no significant obligations remaining at the end of a period and collection of the resulting receivables is reasonably assured, at the lesser of the ratio of impressions delivered over the total number of undertaken impressions or the straight-line basis. Our obligations typically include undertakings to deliver a minimum number of “impressions,” or times that an advertisement appears in pages viewed by users of our online properties. To the extent that these minimums are not met, we defer recognition of the corresponding revenue until the minimums are achieved.
Subscription services revenue from television services is recognized for the month in which programming is broadcast to viewers. The relevant cable or satellite television operator collects the fees from subscribers and pays us our corresponding portion, typically within 90 days of receipt from the customer. Viewership counts are reported monthly by system operators. Generally, under the terms of our agreements with the cable, satellite and fiber-optic television operators, we are paid based on a percentage of the amount charged to subscribers, video-on-demand or pay-per-view viewers of the relevant cable, satellite or fiber-optic television operator, typically ranging from 40% to 50% of those charges, subject to a negotiated minimum dollar amount per subscriber and to any additional incentives that we may offer an operator for carrying our service for a specified period of time. These additional incentives may include the operator effectively retaining the full amount of monthly subscriber fees for a specified period, such as the first three months of a twelve-month period, before fees are paid to us. The incentives are recognized as a reduction of revenues. We recognize revenue on a net basis in accordance with the principles underlying Emerging Issues Task Force, or EITF, Abstract No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” or EITF 99-19, on gross versus net revenue reporting. In accordance with EITF 99-19, revenue earned from viewers is recorded net of the portion retained by the relevant system operator. The determination of whether we act as a principal or an agent in a transaction involves judgment and is based on an evaluation of whether we have the substantial risks and rewards of ownership under the terms of the transaction.
Deferred magazine subscription revenue results from advance payments for magazine subscriptions received from subscribers and it is amortized on a straight-line basis over the life of the subscription as issues are delivered. We provide an estimated reserve for magazine subscription cancellations at the time such subscription revenues are recorded.
Premium online subscription services are generally for a period of one to twelve months. Premium online subscription services are generally paid for upfront by credit card, subject to cancellations by subscribers or charge backs from transaction processors. Revenue, net of estimated cancellations and charge backs, is recognized ratably over the service term. To date, cancellations and charge backs have not been significant and have been within management’s expectations.
Transaction services revenue from publicity and marketing services related to theatrical motion picture releases is provided to Regent Releasing. We provide the expertise to strategically release these movies, especially to the LGBT community. We also provide consultative services for content creation such as the production of movie trailers, behind-the-scenes featurettes and electronic press kits. Our marketing employees also provide leadership in the design and planning strategy for these releases, including assisting with marketing plans, press releases and advertising campaigns. We supervise the creation and placement of editorial content in our magazines and coordinated the campaign with editorial content of our related websites. We also advise on grass roots promotional activities in local media outlets of target markets. The revenue associated with these services is recognized as the services are performed in accordance with SAB 104, “Revenue Recognition.”
Revenues from the theatrical distribution of feature films are recognized as they are exhibited in accordance American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP, 00-2, “Accounting by Producers or Distributors of Films,” or SOP 00-2.
Transaction services revenue from newsstand sales of our various print properties is recognized based on the on-sale dates of magazines and is recorded based upon estimates of sales, net of product placement costs paid to resellers. Estimated returns from newsstand revenues are recorded based upon historical experience.
Transaction revenue generated from the sale of magazines and books held in inventory is recognized when the books are shipped, net of estimated returns. We also earn transaction services revenue from licensing of our subscriber lists, which is recognized at the time the cash is received.
Advertising Costs. Costs related to advertising and promotion are charged to sales and marketing expense as incurred except for direct-response advertising costs which are amortized over the expected life of the subscription, typically a twelve month period. Direct-response advertising costs consist primarily of production costs associated with direct-mail promotion of magazine subscriptions.

Valuation Allowances. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.
We accrue an estimated amount for sales returns and allowances in the same period that the related revenue is recorded based on historical information, adjusted for current economic trends. To the extent actual returns and allowances vary from the estimated experience, revisions to the allowance may be required. Significant management judgments and estimates are made in connection with establishing the sales and allowances reserve.
Intangible Assets and Other Long-lived Assets. Our long-lived assets include intangible assets, property and equipment and other assets. We record an impairment charge on intangible or other long-lived assets to be held and used when we determine that the carrying value of these assets may not be recoverable and/or exceed their carrying value. Based on the existence of one or more indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate that we determine to be commensurate with the risk inherent in our business model. Our estimates of cash flow require significant judgment based on our historical results and anticipated results and are subject to many factors including assumptions about the timing and amount of future cash flows, growth rates and discount rates.
Capitalized Website Development Costs. We capitalize the costs of enhancing and developing features for our websites when we believe that the capitalization criteria for these activities have been met and amortize these costs on a straight-line basis over the estimated useful life, generally three years. We expense the cost of enhancing and developing features for our websites in cost of revenue only when we believe that capitalization criteria have not been met. We exercise judgment in determining when to begin capitalizing costs and the period over which we amortize the capitalized costs. If different judgments were made, it would have an impact on our results of operations.
Program Broadcasting Rights. Program broadcasting rights consist of the non-reimbursable amounts paid by us for rights to distribute particular films or film libraries. Rights to programs available for broadcast under program license agreements are initially recorded at the beginning of the license period on the basis of the amounts of total license fees payable under the license agreements and are charged to operating expense over the license period. Program broadcasting rights are recorded at the lower of cost, less accumulated amortization, or net realizable value. Our distribution agreements with the producers of films or programs typically include rights to exploit the films and television programming via most forms of media in the United States and its territories for the duration of the distribution agreement.
We offer multiple hours of programming to subscribers each month, refreshing the content by 50% or more on a monthly basis. Accordingly, we cannot attribute the monthly fees earned per subscriber to individual programs or films. As a result, we are unable to recognize expenses utilizing the individual film forecast method under SOP 00-2. Therefore we amortize program broadcasting rights utilizing the straight-line method, generally over the license term. We believe that this method provides a reasonable matching of expenses with total estimated revenues over the periods that revenues associated with the films and programs are expected to be realized.
In accordance with SOP 00-2, when certain factors indicate that impairment may exist, we test for impairment under Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The carrying value of a long-lived asset held for use is considered impaired when the anticipated discounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset held for use. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved to estimate the fair value of the film assets. In determining the film assets’ fair value, we consider key indicators such as the anticipated growth in subscriber level, and the plan for expansion into international territories. We also consider cash outflows necessary to generate the film assets’ cash inflows. We use a discount rate that we believe is appropriate to the risk level for film production.
Related Party Transactions. We and several of our affiliates share certain general and administrative expenses. Expenses shared by these companies require the use of judgments and estimates in determining the allocation of expenses. Prior to the business combination on June 11, 2009, these shared expenses included salary and other non-payroll related costs. Allocation of salary costs among affiliated companies was performed on an individual employee basis and was based upon the proportionate share of each employee’s time spent per affiliate company. Non-payroll costs, such as insurance, office rent, utilities, information technology and other office expenses were allocated in proportion to allocated payroll costs. Subsequent to the business combination on June 11, 2009, the sharing of employees with affiliates has been eliminated and non-payroll costs have been allocated between affiliates based primarily on usage. Our management believes the allocation methodology is reasonable and represents management’s best available estimate of actual costs incurred by each company.
We share our merchant services provided by US Bank with Hyperion through its magazine fulfillment center. The funds and transactions are clearly identified, and we believe that there are no risks associated with the comingling of funds.

We are also a party to agreements with several of our affiliates relating to the acquisition, licensing or distribution of programming and motion pictures and the provision of publicity and marketing services.
During the three and six months ended June 30, 2009, we sold accounts receivable without recourse to our Chief Executive Officer, Paul A. Colichman, and our Chairman of the Board, Stephen P. Jarchow. See Note 5 “Related Party Transactions” of Notes to Unaudited Condensed Consolidated Financial Statements.
Income Taxes. We account for income taxes using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. If necessary, the measurement of deferred tax assets is reduced by the amount of any tax benefits that are not expected to be realized based on available evidence.
We account for uncertain tax positions in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Accordingly, we report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
Seasonality
We anticipate that our business may be affected by the seasonality of certain revenue lines. For example, advertising buys are usually higher approaching year-end and lower at the beginning of a new year than at other points during the year.
Recent Accounting Pronouncements
We adopted SFAS No. 141 (Revised 2007), “Business Combinations,” or FAS 141R, on January 1, 2009. Under FAS 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. FAS 141R changes the accounting treatment for certain specific acquisition-related items including: expensing acquisition-related costs as incurred, valuing non-controlling interests at fair value at the acquisition date and expensing restructuring costs associated with an acquired business. FAS 141R also requires acquisition-related costs be recorded as expenses in the periods in which the costs are incurred and the services are received. Acquisition-related costs are costs the acquirer incurs to effect a business combination. Those costs include finder’s fees; advisory, legal, accounting, valuation and other professional or consulting fees; general administrative costs, including the costs of maintaining an internal acquisitions department; and costs of registering and issuing debt and equity securities. We recognized $2.8 million of transaction costs in connection with the business combination of the HMI Entities and PlanetOut during the six months ended June 30, 2009.
In April 2009, the FASB issued FASB Staff Position, or FSP, No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP 157-4 which is effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. We do not believe the adoption of FSP 157-4 will have a material impact on our consolidated financial statements.
We adopted FSP No. 157-2, “Effective Date of Financial Accounting Standards Board Statement No. 157,” or FSP FAS 157-2, on January 1, 2009. FSP FAS 157-2 delays the effective date of FAS 157 by one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted the provisions of FAS No. 157, “Fair Value Measurements,” relating to non-financial assets and non-financial liabilities. The adoption of FSP 157-2 did not have a material impact on our consolidated financial statements.
We adopted FSP FAS 142-3, “Determination of Useful Life of Intangible Assets,” or FSP 142-3 in the second quarter of fiscal 2009. FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142. FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. The adoption of FSP 142-3 did not have a material impact on our consolidated financial statements.
We adopted FSP No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” or FSP 141R-1, on January 1, 2009. FSP 141R-1 amends the provisions in FAS 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in FAS 141R and instead carries forward most of the provisions in FAS 141 for acquired contingencies. The adoption of FSP 141R-1 did not have a material impact on our consolidated financial statements.

We adopted SFAS No. 165, “Subsequent Events,” or FAS 165, in the second quarter of fiscal 2009. FAS 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See Note 1, “The Company and Summary of Significant Accounting Policies — Principles of Consolidation and Basis of Presentation,” of Notes to Unaudited Condensed Consolidated Financial Statements for the related disclosure. The adoption of FAS 165 did not have a material impact on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB No. 140, ” or FAS 166. FAS 166 amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. FAS 166 is effective for financial statements issued for interim and annual periods ending after November 15, 2009. We do not believe the adoption of FAS 166 will have a material impact on our consolidated financial statements.
In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R),” or FAS 167, which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). FAS 167 is effective for financial statements issued for interim and annual periods ending after November 15, 2009. We do not believe the adoption of FAS 167 will have a material impact on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles — a replacement of SFAS No. 162,” or FAS 168, to become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not believe the adoption of FAS 168 will have a material impact on our consolidated financial statements.

Item 4T.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that, due to resource constraints, management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are involved from time to time in various legal proceedings, investigations and claims incident to the normal conduct of our business, which may include proceedings that are specific to us and others generally applicable to business practices within the industries in which we operate. We believe that the outcome of these proceedings, investigations and claims, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations.

Item 1A.	Risk Factors
Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
Not Applicable.

Item 5.	Other Information
On July 20, 2009, our Board of Directors appointed Tony Shyngle to serve as our Chief Financial Officer. Mr. Shyngle will continue to act as our Chief Accounting Officer, which office he has held since our inception, and as the Senior Vice President of Here Networks, LLC and Here Publishing Inc., which offices he has held since July 2007 and August 2008, respectively. Prior to his current positions, Mr. Shyngle served as Executive Vice President of Accounting and Corporate Controller of Regent Worldwide Sales, LLC since December 2005 and September 2004, respectively. Prior to joining Regent Worldwide Sales, LLC in September 2004, he served as the Director of Accounting in the theatrical film and television group at NBC Universal. He holds a B.S. in Accounting from California State University, Los Angeles, and he is a Certified Public Accountant (inactive).

Item 6.	Exhibits
(a) Exhibits

Exhibit
Number	Description of Documents
2.1
Agreement and Plan of Merger, dated as of January 8, 2009, by and among Here Media Inc., PlanetOut Inc., HMI Merger Sub, Inc. and other parties signatory thereto (incorporated by reference to Annex C to the Form 242(b) filing with the SEC on May 20, 2009, supplementing the Prospectus filed on the Registration Statement on Form S-4, effective May 14, 2009)

2.2
First Amendment to Agreement and Plan of Merger, dated as of April 27, 2009, by and among PlanetOut Inc., Here Media Inc., HMI Merger Sub, Inc. and the HMI Owners and HMI Entities signatory thereto (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to the Registration Statement on Form S-4 filed with the SEC on April 30, 2009)

2.3
Letter Agreement, dated as of May 13, 2009, by PlanetOut Inc. and Here Media Inc. (incorporated by reference to Exhibit 2.3 to Amendment No. 4 to the Registration Statement on Form S-4 filed with the SEC on May 14, 2009)

2.4
Second Amendment to Agreement and Plan of Merger, dated as of June 1, 2009, by and among PlanetOut Inc., Here Media Inc., HMI Merger Sub, Inc. and the HMI Owners and HMI Entities signatory thereto (incorporated by reference to Exhibit 2.1 to PlanetOut Inc.’s current report on Form 8-K filed on June 4, 2009)

3.1
Amended and Restated Certificate of Incorporation of Here Media Inc. (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on June 10, 2009)

3.2
Amended and Restated Bylaws of Here Media Inc. (incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on June 10, 2009)

4.1
Form of Certificate representing the Common Stock, par value $0.001 per share, of Here Media Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed with the SEC on January 15, 2009)

4.2
Form of Certificate representing the Special Stock, par value $0.001 per share, of Here Media Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on March 5, 2009)

10.1
Employment Agreement, dated as of December 15, 2005, between Regent Worldwide Sales, LLC (“RWS”) and Tony Shyngle, as amended by Letter Agreement, dated as of July 18, 2007, and further amended by Letter Agreement, dated as of July 6, 2009.

10.2	Bill of Sale, Assignment and Indemnification Agreement, dated as of May 12, 2009, between Regent Entertainment Media Inc. and Stephen P. Jarchow and Paul Colichman

Exhibit
Number	Description of Documents
10.3	First Amendment To Bill of Sale, Assignment and Indemnification Agreement, effective as of May 12, 2009, between Regent Entertainment Media Inc. and Stephen P. Jarchow and Paul Colichman

10.4	Bill of Sale, Assignment and Indemnification Agreement, dated as of June 5, 2009, between Regent Entertainment Media Inc. and Stephen P. Jarchow and Paul Colichman

10.5	First Amendment To Bill of Sale, Assignment and Indemnification Agreement, effective as of June 5, 2009, between Regent Entertainment Media Inc. and Stephen P. Jarchow and Paul Colichman

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERE MEDIA INC.
Date: August 14, 2009	By:	/s/ TONY SHYNGLE
Tony Shyngle
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Documents
2.1
Agreement and Plan of Merger, dated as of January 8, 2009, by and among Here Media Inc., PlanetOut Inc., HMI Merger Sub, Inc. and other parties signatory thereto (incorporated by reference to Annex C to the Form 242(b) filing with the SEC on May 20, 2009, supplementing the Prospectus filed on the Registration Statement on Form S-4, effective May 14, 2009)

2.2
First Amendment to Agreement and Plan of Merger, dated as of April 27, 2009, by and among PlanetOut Inc., Here Media Inc., HMI Merger Sub, Inc. and the HMI Owners and HMI Entities signatory thereto (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to the Registration Statement on Form S-4 filed with the SEC on April 30, 2009)

2.3
Letter Agreement, dated as of May 13, 2009, by PlanetOut Inc. and Here Media Inc. (incorporated by reference to Exhibit 2.3 to Amendment No. 4 to the Registration Statement on Form S-4 filed with the SEC on May 14, 2009)

2.4
Second Amendment to Agreement and Plan of Merger, dated as of June 1, 2009, by and among PlanetOut Inc., Here Media Inc., HMI Merger Sub, Inc. and the HMI Owners and HMI Entities signatory thereto (incorporated by reference to Exhibit 2.1 to PlanetOut Inc.’s current report on Form 8-K filed on June 4, 2009)

3.1
Amended and Restated Certificate of Incorporation of Here Media Inc. (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on June 10, 2009)

3.2
Amended and Restated Bylaws of Here Media Inc. (incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on June 10, 2009)

4.1
Form of Certificate representing the Common Stock, par value $0.001 per share, of Here Media Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed with the SEC on January 15, 2009)

4.2
Form of Certificate representing the Special Stock, par value $0.001 per share, of Here Media Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on March 5, 2009)

10.1
Employment Agreement, dated as of December 15, 2005, between Regent Worldwide Sales, LLC (“RWS”) and Tony Shyngle, as amended by Letter Agreement, dated as of July 18, 2007, and further amended by Letter Agreement, dated as of July 6, 2009.

10.2	Bill of Sale, Assignment and Indemnification Agreement, dated as of May 12, 2009, between Regent Entertainment Media Inc. and Stephen P. Jarchow and Paul Colichman

10.3	First Amendment To Bill of Sale, Assignment and Indemnification Agreement, effective as of May 12, 2009, between Regent Entertainment Media Inc. and Stephen P. Jarchow and Paul Colichman

10.4	Bill of Sale, Assignment and Indemnification Agreement, dated as of June 5, 2009, between Regent Entertainment Media Inc. and Stephen P. Jarchow and Paul Colichman

10.5	First Amendment To Bill of Sale, Assignment and Indemnification Agreement, effective as of June 5, 2009, between Regent Entertainment Media Inc. and Stephen P. Jarchow and Paul Colichman

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002