Form 10-Q
period 2009-09-30
Here Media Inc.
filed 2009-11-13
CIK 1453625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares outstanding of the registrant’s Common Stock, $0.001 par value, outstanding as of October 31, 2009: 20,700,675

Here Media Inc.
INDEX
Form 10-Q
For the Period ended September 30, 2009

PAGE
PART I — FINANCIAL INFORMATION	1

Item 1 Financial Statements	1

Unaudited Condensed Consolidated Balance Sheets as of December 31, 2008 and September 30, 2009	1

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2008 and 2009 and the Nine Months Ended September 30, 2008 and 2009	2

Unaudited Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the Nine Months ended September 30, 2009	3

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2009	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 4T Controls and Procedures	30

PART II — OTHER INFORMATION	31

Item 1 Legal Proceedings	31

Item 1A Risk Factors	31

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3 Defaults Upon Senior Securities	31

Item 4 Submission of Matters to a Vote of Security Holders	31

Item 5 Other Information	31

Item 6 Exhibits	31

SIGNATURES	33

EXHIBIT INDEX	34

Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

i

PART I
FINANCIAL INFORMATION
Here Media Inc.

Item 1.	Financial Statements
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	September 30,
	2008	2009

ASSETS
Current assets:
Cash and cash equivalents	$2,530	$507
Restricted cash	—	550
Accounts receivable, net	3,849	3,263
Inventory	713	616
Program broadcasting rights, current portion	3,864	3,242
Prepaid expenses and other current assets	1,313	1,507
Due from related parties	—	156

Total current assets	12,269	9,841
Property and equipment, net	1,019	1,780
Intangible assets, net	430	2,307
Program broadcasting rights, less current portion	8,859	11,560
Other assets	286	549

Total assets	$22,863	$26,037

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,154	$6,049
Accrued expenses and other liabilities	1,291	3,508
Accrued restructuring	—	716
Due to related parties, current portion	5,785	511
Deferred revenue, current portion	1,305	3,380
Capital lease obligations, current portion	44	200
Deferred rent, current portion	—	29

Total current liabilities	10,579	14,393
Lines of credit from related parties	—	3,538
Deferred revenue, less current portion	1,319	2,244
Capital lease obligations, less current portion	92	115
Deferred rent, less current portion	117	66
Due to related parties, less current portion	5,800	12,703
Other long-term liabilities	—	193

Total liabilities	17,907	33,252

Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Common stock: $0.001 par value, 40,000 shares authorized, 16,630 and 20,701 shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively	17	21
Preferred stock: $0.001 par value, 10,000 shares authorized, zero shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively	—	—
Special stock: $0.001 par value, 4,200 shares authorized, zero and 4,071 shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively	—	4
Additional paid-in capital	4,939	5,001
Accumulated other comprehensive loss	—	(1)
Accumulated deficit	—	(12,240)

Total stockholders’ equity (deficit)	4,956	(7,215)

Total liabilities and stockholders’ equity (deficit)	$22,863	$26,037

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Here Media Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009

Revenue:
Advertising services (*)	$2,483	$3,726	$2,483	$11,404
Subscription services	905	3,000	1,972	5,754
Transaction services (*)	3,800	637	6,538	2,085

Total revenue	7,188	7,363	10,993	19,243

Operating costs and expenses:
Cost of revenue	3,120	6,887	6,123	15,504
Sales and marketing	975	2,056	1,580	4,790
General and administrative	1,304	2,615	4,761	6,385
Restructuring	—	786	—	786
Acquisition transaction costs	—	223	—	3,008
Depreciation and amortization	83	568	170	970

Total operating costs and expenses	5,482	13,135	12,634	31,443

Income (loss) from operations	1,706	(5,772)	(1,641)	(12,200)
Interest expense	—	(31)	—	(40)

Income (loss) from continuing operations	1,706	(5,803)	(1,641)	(12,240)
Income from discontinued operations	11	—	11	—

Net income (loss)	$1,717	$(5,803)	$(1,630)	$(12,240)

Net loss per share:
Basic and diluted		$(0.28)		$(0.67)

Weighted-average shares used to compute net loss per share — basic and diluted		20,701		18,285

(*) Supplemental disclosure of related party revenue (see Note 5):

Advertising services revenue:
Related parties	$423	$83	$423	$2,314
Non-related parties	2,060	3,643	2,060	9,090

	$2,483	$3,726	$2,483	$11,404

Transaction services revenue:
Related parties	$3,553	$—	$6,236	$467
Non-related parties	247	637	302	1,618

	$3,800	$637	$6,538	$2,085

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Here Media Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

						Accumulated		Total
					Additional	Other		Stockholders’
	Common Stock		Special Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Par Value	Shares	Par Value	Capital	Loss	Deficit	(Deficit)
Balance as of December 31, 2008	16,630	$17	—	$—	$4,939	$—	$—	$4,956
Members’ distribution	—	—	—	—	(990)	—	—	(990)
Merger with PlanetOut Inc.	4,071	4	4,071	4	892	—	—	900
Contribution of film rights	—	—	—	—	50	—	—	50
Contribution of services	—	—	—	—	110	—	—	110
Foreign currency translation adjustment	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(12,240)	(12,240)

Balance as of September 30, 2009	20,701	$21	4,071	$4	$5,001	$(1)	$(12,240)	$(7,215)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Here Media Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2008	2009
Cash flows from operating activities:
Net loss	$(1,630)	$(12,240)
Net income from discontinued operations, net of tax	(11)	—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	170	970
Program broadcasting rights amortization	3,065	3,456
Sale of accounts receivable	—	3,200
Contributed services	—	110
Provision for doubtful accounts	—	89
Restructuring	—	786
Amortization of deferred rent	(4)	(120)
Loss on disposal or write-off of property and equipment	—	6
Changes in operating assets and liabilities, net of acquisition effects:
Accounts receivable	(732)	(2,093)
Inventory	48	97
Program broadcasting rights	(4,612)	(3,894)
Prepaid expenses and other assets	(598)	458
Accounts payable	(419)	3,124
Accrued expenses and other liabilities	662	229
Accrued restructuring	—	(165)
Due to related parties	2,068	1,106
Deferred revenue	(33)	692

Net cash used in operating activities of continuing operations	(2,026)	(4,189)
Net cash used in operating activities of discontinued operations	(47)	—

Net cash used in operating activities	(2,073)	(4,189)

Cash flows from investing activities:
Purchases of property and equipment	(178)	(297)
Cash received in acquisition of PlanetOut Inc.	—	915
Changes in restricted cash	—	550

Net cash provided by (used in) investing activities	(178)	1,168

Cash flows from financing activities:
Principal payments under capital lease obligations	(5)	(224)
Borrowings under lines of credit from related parties, net of repayments	—	3,520
Loans from (repayments to) related parties	2,475	(2,297)

Net cash provided by financing activities of continuing operations	2,470	999
Net cash provided by financing activities of discontinued operations	48	—

Net cash provided by financing activities	2,518	999

Effect of exchange rate on cash and cash equivalents	—	(1)

Net increase (decrease) in cash and cash equivalents	267	(2,023)
Cash and cash equivalents, beginning of period	26	2,530

Cash and cash equivalents, end of period	$293	$507

Supplemental disclosure of noncash flow investing and financing activities:
Contribution of film rights	$—	$50

Distribution of related party receivable to members	$—	$990

Assignment of investment in OUTtv from related party	$—	$75

Assignment of program broadcasting rights from related party	$—	$1,600

Acquisitions (see Note 2):
Assets acquired	$6,630	$7,717
Liabilities assumed	6,130	6,817

Net fair value of stock issued in acquisition	$500	$900

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
The HMI Entities, collectively, have been determined to be the acquiring entity in the business combination, and the historical information for the HMI Entities is presented as combined with Here Media. Both Here Networks and Here Publishing of the HMI Entities were commonly owned and controlled prior to the business combination with PlanetOut. The owners of Here Networks acquired Here Publishing in August 2008. The historical financial information for Here Publishing is included from the date of its acquisition, August 13, 2008.
Here Networks offers original movies, series, documentaries and music specials tailored for the lesbian, gay, bisexual and transgender (“LGBT”) community on a subscription and transaction basis via cable television, DTH satellite television, fiber-optic television and the Internet under the brand name “here!”. Here Publishing publishes magazines and books targeting the LGBT community, which are distributed through the newsstand distribution network as well as by subscriptions of print and digital editions of the magazines. Products include The Advocate, Out, HIVPlus and Alyson Books, and companion websites. PlanetOut is a leading online media company serving the LGBT community. PlanetOut serves this audience through its websites Gay.com and PlanetOut.com.
Unaudited Interim Financial Information
The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”) but omit certain information and footnote disclosures necessary to present the statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements are unaudited but reflect all adjustments, including normal recurring adjustments which in the opinion of management are necessary to state fairly the financial position and the results of operations for the interim periods. The accompanying unaudited condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited balance sheet of each of the HMI entities at that date. Results of interim periods are not necessarily indicative of results for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Amendment No. 4 to the Registration Statement on Form S-4 filed with the SEC on May 14, 2009 and PlanetOut’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in entities in which the Company holds less than a 20 percent ownership interest and over which the Company does not have the ability to significantly influence the operations of the investee are accounted for using the cost method of accounting. The Company has performed an evaluation of subsequent events through the date the financial statements were issued on November 13, 2009.
As a result of the Company experiencing recurring losses and negative cash flow from operations in each of the last two years to date and its accumulated deficit, the Company has assessed its anticipated cash needs for the next twelve months and has adopted an operating plan to manage its capital expenditures and costs of operating activities consistent with its revenues in order to meet its working capital needs for the next twelve months. Although the Company believes that it will have sufficient working capital to conduct its operations and meet its current obligations for the next twelve months, it can give no assurance that it will be able to do so. The accompanying condensed consolidated financial statements are presented on the basis that the Company is a going concern and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Reclassifications
Certain reclassifications have been made in the condensed consolidated financial statements for prior periods contained herein to conform to the current year presentation. These reclassifications do not change the previously reported net income (loss) or net income (loss) per share of the Company.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions made by management include, among others, the assessment of collectability of accounts receivable, the determination of the allowance for doubtful accounts, the determination of the reserve for inventory obsolescence, determination of ultimate revenue in the amortization of program broadcasting rights, the valuation and useful life of capitalized software and long-lived assets, any impairment of long-lived assets such as program broadcasting rights and intangible assets, the valuation of deferred tax asset balances and the fair value of the stock issued in the business combination. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original or remaining maturities of three months or less to be cash equivalents. The Company’s investments are primarily comprised of money market funds and certificates of deposit, the fair market value of which approximates cost.
Restricted Cash
Restricted cash consists of reserves required by the Company’s former credit card processor for its online operations in order to cover any exposure that they may have as the Company collects revenue in advance of providing services to its customers.
Fair Value Measurement of Assets and Liabilities
The Company’s financial assets and liabilities are valued using market prices on both active markets (“Level 1”) and less active markets (“Level 2”). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of September 30, 2009, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (“Level 3”). The Company’s financial assets consist primarily of cash and cash equivalents which are highly liquid investments with original or remaining maturities of three months or less when purchased. The Company’s financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value because of the short-term nature of these instruments. The fair value of line of credit agreements approximate carrying value because the related effective rates of interest approximate current market rates available to us for debt with similar terms and similar remaining maturities.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. Cash and cash equivalents are maintained by financial institutions in the United States. Deposits in the United States may exceed federally insured limits. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially credit worthy and, accordingly, that minimal credit risk exists with respect to the Company’s cash and cash equivalents.
The Company’s accounts receivable are derived primarily from advertising customers, from major cable or satellite operators and from wholesale distributors of the Company’s magazines and books with limited risk. The Company performs ongoing credit evaluations of its customers, does not require collateral and maintains allowances for potential credit losses when deemed necessary. To date, such losses have been within management’s expectations.
During each of the three and nine months ended September 30, 2008 and 2009, no customer accounted for more than 10% of total revenues from unrelated parties. As of December 31, 2008 and September 30, 2009, no customer accounted for more than 10% of total accounts receivable.

Inventory
Inventory consists of books held for sale and materials related to the production of future publications such as editorial and artwork costs, advances on books, paper, other publishing and novelty products and shipping materials. Inventory is stated at the lower of cost or market. Cost is determined using the specific identification method for books held for sale and using the first-in, first-out method for materials related to future production.
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
Internal Use Software and Website Development Costs
The Company capitalizes internally developed software and website development costs incurred in the application development stage of an internal-use software project when the preliminary project stage has been completed and technological and economic feasibility has been determined. The Company exercises judgment in determining which stage of development a software project is in at any point in time. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, generally three years, once it is available for its intended use.
Intangible Assets and Other Long-Lived Assets
The Company evaluates identifiable intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. The Company records an impairment charge on intangibles or long-lived assets to be held and used when it determines that the carrying value of these assets may not be recoverable and/or exceeds their carrying value. Based on the existence of one or more indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate that it determines to be commensurate with the risk inherent in its business model. These estimates of cash flow require significant judgment based on the Company’s historical results and anticipated results and are subject to many factors including assumptions about the timing and amount of future cash flows, growth rates and discount rates.
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
The Company offers multiple hours of programming to subscribers each month, refreshing the content by 50% or more on a monthly basis. Accordingly, the Company is unable to attribute the monthly fees earned per subscriber to individual programs or films. As a result, the Company is unable to recognize expenses utilizing the individual film forecast method. Therefore, the Company’s program broadcasting rights are amortized utilizing the straight-line method, generally over the license term. The Company believes that this method provides a reasonable matching of expenses with total estimated revenues over the periods that revenues associated with the films and programs are expected to be realized.
When certain factors indicate that impairment may exist, the Company tests for impairment of its program broadcasting rights. The carrying value of a long-lived asset held for use is considered impaired when the anticipated discounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset held for use. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved to estimate the fair value of the film assets. In determining the film assets’ fair value, the Company considers key indicators such as the anticipated growth in subscriber level, and the plan for expansion into international territories. The Company also considers cash outflows necessary to generate the film assets’ cash inflows. The Company uses a discount rate that it believes is appropriate to the risk level for film production. Based on the result of discounted cash flows, no impairment loss was recognized during the three and nine months ended September 30, 2008 and 2009.

Related Party Transactions
Here Management, LLC (“Here Management”) is the controlling stockholder of the Company and is 51% owned by the Company’s Chairman of the Board, Stephen P. Jarchow, and 35% owned by the Company’s Chief Executive Officer, Paul A. Colichman. Mr. Jarchow and Mr. Colichman are also the majority stockholders of Regent Releasing LLC (“Regent Releasing”), Oxford Media LLC (“Oxford Media”), Studios Funding LLC (“Studios Funding”), Convergent Funding LLC (“Convergent Funding”), Regent Studios LLC (“Regent Studios”), Hyperion Media LLC (“Hyperion”), Regent Worldwide Sales LLC (“RWS”), Regent Entertainment International Inc. and Regent Entertainment Partnership, L.P. (the “Affiliates”). During the three and nine months ended September 30, 2008 and 2009, the Company was a party to agreements with certain of the Affiliates related to publicity and marketing services agreements, expense sharing arrangements, the sale of accounts receivable and the acquisition, licensing or distribution of programming and motion pictures.
The Company and several of the Affiliates share certain general and administrative expenses. Expenses shared by the Company and the Affiliates require the use of judgments and estimates in determining the allocation of these expenses. Prior to the business combination on June 11, 2009, these shared expenses included salary and other non-payroll related costs. Allocation of salary costs between the Company and the Affiliates was performed on an individual employee basis and was based upon the proportionate share of each employee’s time spent per affiliate company. Non-payroll costs, such as insurance, office rent, utilities, information technology and other office expenses were allocated in proportion to allocated payroll costs. Subsequent to the business combination on June 11, 2009, the sharing of employees with the Affiliates has been eliminated and non-payroll costs have been allocated between the Company and the Affiliates based primarily on usage. The Company’s management believes the allocation methodology is reasonable and represents management’s best available estimate of actual costs incurred by each company.
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
During the nine months ended September 30, 2009, the Company sold accounts receivable without recourse to the Company’s Chief Executive Officer, Paul A. Colichman, and the Company’s Chairman of the Board, Stephen P. Jarchow. See Note 5, “Related Party Transactions.” During the three months ended September 30, 2009, the Company entered into line of credit agreements with Mr. Colichman and Mr. Jarchow. See Note 6, “Lines of Credit from Related Parties.”
Investment in OUTtv
The Company has invested $200,000 for its 33% ownership stake in the holding company that owns a 58% interest in OUTtv (or a 19% effective ownership interest in OUTtv), and accounts for this investment using the cost method of accounting as it does not exercise significant influence over the investment (see “Principles of Consolidation and Basis of Presentation”). As part of this investment, the Company entered into a Programming Service and Intellectual Property agreement which calls for a barter exchange of programming rights deliverable by the Company in exchange for certain amounts of advertising time on OUTtv. Also, OUTtv is obligated to pay $1.00 per month for every 1,000 subscribers over 300,000. The Company deems this barter exchange and the obligation on the subscriber counts as immaterial for the three and nine months ended September 30, 2008 and 2009. In addition, in consideration of the Programming Service and Intellectual Property agreement, OUTtv’s holding company is obligated to pay a license fee of $15,000 per month. The license fee payments were deferred until OUTtv or the holding company raises $2.0 million in a private placement or a public offering. Since the Company is uncertain that OUTtv will raise $2.0 million, the Company deems that the collectability requirement for revenue recognition is not met, and therefore does not account for the license fee revenues in the condensed consolidated financial statements.
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
Subscription services revenue from television services is recognized for the month in which programming is broadcast to viewers. The relevant cable or satellite television operator collects the fees from subscribers and pays to the Company its corresponding portion, typically within 90 days of receipt from the customer. Viewership counts are reported monthly by system operators. Generally, under the terms of the Company’s agreements with the cable, satellite and fiber-optic television operators, the Company is paid based on a percentage of the amount charged to subscribers, video-on-demand or pay-per-view viewers of the relevant cable, satellite or fiber-optic television operator, typically ranging from 40% to 50% of those charges, subject to a negotiated minimum dollar amount per subscriber and to any additional incentives that the Company may offer an operator for carrying its service for a specified period of time. These additional incentives may include the operator effectively retaining the full amount of monthly subscriber fees for a specified period, such as the first three months of a twelve-month period, before fees are paid to the Company. The incentives are recognized as a reduction of revenues. The Company recognizes revenue earned from viewers net of the portion retained by the relevant system operator. The determination of whether the Company acts as a principal or an agent in a transaction involves judgment and is based on an evaluation of whether the Company has the substantial risks and rewards of ownership under the terms of the transaction.
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
Transaction services revenue derived from publicity and marketing services related to theatrical motion picture releases provided to Regent Releasing is recognized as the services are performed. The Company provides the expertise to strategically release these movies, especially to the LGBT community. The Company also provides consultative services for content creation such as the production of movie trailers, behind-the-scenes featurettes and electronic press kits. The Company’s marketing employees also provide leadership in the design and planning strategy for these releases, including assisting with marketing plans, press releases and advertising campaigns. The Company supervises the creation and placement of editorial content in its magazines and coordinated the campaign with editorial content of its related websites. The Company also advises on grass roots promotional activities in local media outlets of target markets.
Revenues from the theatrical distribution of feature films are recognized as they are exhibited.
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

Advertising
Costs related to advertising and promotion are charged to sales and marketing expense as incurred except for direct-response advertising costs which are amortized over the expected life of the subscription, typically a twelve month period. Direct-response advertising costs consist primarily of production costs associated with direct-mail promotion of magazine subscriptions. As of December 31, 2008 and September 30, 2009, the balance of unamortized direct-response advertising costs was approximately $930,000 and $628,000, respectively, and is included in prepaid expenses and other current assets. Total advertising costs in the three months ended September 30, 2008 and 2009 were approximately $318,000 and $906,000, respectively. Total advertising costs in the nine months ended September 30, 2008 and 2009 were approximately $504,000 and $1,893,000, respectively.
Sales Returns and Allowances
The Company accrues an estimated amount for sales returns and allowances in the same period that the related revenue is recorded based on historical information, adjusted for current economic trends. To the extent actual returns and allowances vary from the estimated experience, revisions to the allowance may be required. Significant management judgments and estimates are made and used in connection with establishing the sales and allowances reserve. As of December 31, 2008 and September 30, 2009, the provision for sales returns and allowances included in accounts receivable, net was approximately $519,000 and $504,000, respectively.
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company determines the adequacy of this allowance by regularly reviewing the composition of its aged accounts receivable and evaluating individual customer receivables, considering (i) the customer’s financial condition, (ii) the customer’s credit history, (iii) current economic conditions and (iv) other known factors. As of December 31, 2008 and September 30, 2009, the allowance for doubtful accounts included in accounts receivable, net was approximately $191,000 and $249,000, respectively.
Stock-Based Compensation
The Company does not have stock-based compensation expense.
Segment Reporting
The Company operates in one segment. Although the chief operating decision maker does review revenue results across the three revenue streams of advertising, subscription and transaction services, financial reporting is consistent with the Company’s method of internal reporting where the chief operating decision maker evaluates, assesses performance and makes decisions on the allocation of resources at a consolidated results of operations level. The Company has no operating managers reporting to the chief operating decision maker over components of the enterprise for which separate financial information of revenue, results of operations and assets is available.
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
The Company reports a liability for unrecognized tax benefits, if any, resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended	Nine months ended
	September 30, 2009	September 30, 2009
Numerator:
Net loss	$(5,803)	$(12,240)

Denominator for basic and diluted net loss per share:
Weighted-average shares	20,701	18,285

Net loss per share:
Basic and diluted	$(0.28)	$(0.67)

Potential shares which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive are as follows (in thousands):

Nine months ended
September 30, 2009

Warrants	87
Recent Accounting Pronouncements
On January 1, 2009, the Company adopted new accounting guidance for business combinations as issued by the Financial Accounting Standards Board (the “FASB”). The new accounting guidance establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from previous guidance resulting from this new guidance include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and; for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. The new accounting guidance also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. This guidance was effective for the Company in the first quarter of fiscal 2009 and was followed by the Company in its accounting for the business combination described in Note 2, “Business Combinations and Intangible Assets — Merger with PlanetOut Inc.” The Company recognized approximately $3,008,000 of transaction costs in connection with the merger with PlanetOut during the nine months ended September 30, 2009.
On January 1, 2009, the Company adopted new accounting guidance by the FASB which delayed the effective date of fair value accounting for all nonfinancial assets and nonfinancial liabilities by one year, except those recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.
On January 1, 2009, the Company adopted new accounting guidance for assets acquired and liabilities assumed in a business combination as issued by the FASB. The new guidance amends the provisions previously issued by the FASB related to the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The new guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

During the second quarter of fiscal 2009, the Company adopted three related sets of accounting guidance as issued by the FASB. The accounting guidance sets forth rules related to determining the fair value of financial assets and financial liabilities when the activity levels have significantly decreased in relation to the normal market, guidance related to the determination of other-than-temporary impairments to include the intent and ability of the holder as an indicator in the determination of whether an other-than-temporary impairment exists and interim disclosure requirements for the fair value of financial instruments. The adoption of the three sets of accounting guidance did not have a material impact on the Company’s consolidated financial statements.
During the second quarter of fiscal 2009, the Company adopted new accounting guidance for the determination of the useful life of intangible assets as issued by the FASB. The new guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance also requires expanded disclosure regarding the determination of intangible asset useful lives. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.
During the second quarter of fiscal 2009, the Company adopted new accounting guidance related to subsequent events as issued by the FASB. This new requirement establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See “Principles of Consolidation and Basis of Presentation” for the related disclosure. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.
During the third quarter of fiscal 2009, the Company adopted the new Accounting Standards Codification (the “ASC”) as issued by the FASB. The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing U.S. GAAP. The adoption of the ASC did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued new accounting guidance which amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. The provisions of this new accounting guidance are effective for financial statements issued for interim and annual periods ending after November 15, 2009. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.
In June 2009, the FASB issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity (“VIE”) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The provisions of this new accounting guidance are effective for interim and annual reporting periods ending after November 15, 2009. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.
In October 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective for the Company during the first quarter of fiscal 2011. Early adoption is allowed. The Company is currently evaluating the impact of this accounting guidance on its consolidated financial statements.
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
The merger was accounted for under the acquisition method of accounting. The Company acquired PlanetOut for approximately $900,000 based on the estimated fair value of the tangible assets and intangible assets acquired and liabilities assumed on the acquisition date. The following is a statement of the net assets acquired (in thousands):

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
There is no active market or established fair value for either of the Common Stock or the Special Stock of Here Media which was exchanged in the PlanetOut acquisition, therefore, the value of the Common Stock and Special Stock was recorded at a value equal to the net assets acquired in the PlanetOut acquisition. Each of the Common Stock and Special Stock were recorded at their extended par value based on the number of shares exchanged and the remainder of the value exchanged was recorded as additional paid-in-capital. No recording of goodwill resulted from the PlanetOut acquisition.
The results of operations for PlanetOut provided revenue of approximately $2,951,000 and net loss of approximately $2,013,000 for the period of June 11, 2009 to September 30, 2009 and have been included in the Company’s condensed consolidated statements of operations.
Acquisition of LPI Media, Inc. and SpecPub, Inc. Assets
In August 2008, Here Publishing completed the acquisition of substantially all of the assets and assumption of certain liabilities of LPI Media Inc. (“LPI”) and SpecPub, Inc. (“SPI”) the former magazine publishing operations of PlanetOut, for an aggregate purchase price of approximately $500,000. The assets of SPI were transferred out of the Company in December 2008 to Hyperion, a related party. See Note 10, “Discontinued Operations.”
Accounting guidance requires that the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed be recognized as goodwill. If the sum of the amounts assigned to assets acquired and liabilities assumed exceeds the cost of the acquired entity (so-called “negative” goodwill), the excess is required to be allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the acquired noncurrent assets. As a result of such allocation of negative goodwill recognized in the Company’s acquisition of the LPI assets, the value assigned to the intangible assets was reduced by approximately $900,000.

A condensed, unaudited balance sheet reflecting the adjusted value of acquired assets and liabilities assumed as of the date of acquisition is as follows (in thousands):

Accounts receivable, net	$3,385
Inventory	900
Prepaid expenses and other current assets	1,095
Property and equipment, net	820
Intangible assets, net	430
Liabilities assumed	(6,130)

Total purchase price	$500

The Company evaluated the intangible assets, which consist of tradenames, during the three months ended September 30, 2009 and determined that there was no indication of impairment. The results of operations for LPI have been included in the Company’s condensed consolidated statements of operations for the period subsequent to the acquisition date of August 13, 2008.
Pro Forma Information
Supplemental consolidated information on an unaudited pro forma consolidated basis, as if the PlanetOut merger and the acquisition of the LPI assets were completed at the beginning of each period presented, is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Revenue	$16,116	$7,363	$38,977	$25,382
Loss from continuing operations	$(480)	$(5,580)	$(16,123)	$(13,113)
Basic loss from continuing operations per share	$(0.02)	$(0.27)	$(0.78)	$(0.63)
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
Intangible Assets
The components of acquired intangible assets are as follows (in thousands):

	December 31, 2008			September 30, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Tradenames	$430	$—	$430	$1,292	$—	$1,292
Customer lists	—	—	—	605	40	565
Content database	—	—	—	506	56	450

	$430	$—	$430	$2,403	$96	$2,307

Intangible assets subject to amortization consist of customer lists and content databases with amortization periods of three to five years. As of September 30, 2009, the weighted-average useful economic life of customer lists and content databases being amortized was 4.1 years. During the three and nine months ended September 30, 2008 and 2009, the Company did not record amortization expense on its tradenames which it considers to be indefinitely lived assets. During the three months ended September 30, 2008 and 2009, amortization expense of intangible assets was zero and approximately $72,000, respectively. During the nine months ended September 30, 2008 and 2009, amortization expense of intangible assets was zero and approximately $96,000, respectively.

As of September 30, 2009, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:
2009 (remaining three months)	$73
2010	290
2011	290
2012	191
2013	121
2014	50

$1,015

Note 3 — Other Balance Sheet Components

	December 31,	September 30,
	2008	2009
	(In thousands)
Accounts receivable:
Trade accounts receivable	$4,559	$4,016
Less: Allowance for doubtful accounts	(191)	(249)
Less: Provision for returns	(519)	(504)

	$3,849	$3,263

In the three months ended September 30, 2008 and 2009, the Company provided for an increase in the allowance for doubtful accounts of $54,000 and approximately $99,000, respectively, and wrote-off $74,000 and approximately $96,000, respectively, against the allowance for doubtful accounts. In the nine months ended September 30, 2008 and 2009, the Company provided for an increase in the allowance for doubtful accounts of $54,000 and approximately $322,000, respectively, and wrote-off $74,000 and approximately $327,000, respectively, against the allowance for doubtful accounts.
Prior to the acquisition of the LPI assets in August 2008, the Company had no history of returns. See Note 2, “Business Combinations and Intangible Assets — Acquisition of LPI Media, Inc. and SpecPub, Inc. Assets.” In the three months ended September 30, 2008 and 2009, the Company provided for an increase in the provision for returns of approximately $408,000 and $514,000, respectively, and wrote-off accounts receivable against the provision for returns totaling approximately $182,000 and $431,000, respectively. In the nine months ended September 30, 2008 and 2009, the Company provided for an increase in the provision for returns of approximately $408,000 and $1,346,000, respectively, and wrote-off accounts receivable against the provision for returns totaling approximately $182,000 and $1,361,000, respectively.

	December 31,	September 30,
	2008	2009
	(In thousands)
Inventory:
Materials for future publications	$293	$195
Finished goods available for sale	573	440

	866	635
Less: reserve for obsolete inventory	(153)	(19)

	$713	$616

Prior to the acquisition of the LPI assets in August 2008, the Company had no inventory and therefore no provision for obsolete inventory. See Note 2, “Business Combinations and Intangible Assets — Acquisition of LPI Media, Inc. and SpecPub, Inc. Assets.” In the three months ended September 30, 2008 and 2009, the Company provided for an increase in the provision for obsolete inventory of approximately $174,000 and $17,000, respectively, and wrote-off inventory against the reserve for obsolete inventory totaling approximately $37,000 and $5,000, respectively. In the nine months ended September 30, 2008 and 2009, the Company provided for an increase in the reserve for obsolete inventory of approximately $174,000 and $63,000, respectively, and wrote-off inventory against the reserve for obsolete inventory totaling approximately $37,000 and $197,000, respectively.

	December 31,	September 30,
	2008	2009
	(In thousands)
Prepaid expenses and other current assets:
Unamortized direct-response advertising costs	$930	$628
Other prepaid expenses and other current assets	383	879

	$1,313	$1,507

	December 31,	September 30,
	2008	2009
	(In thousands)
Property and equipment:
Computer equipment and software	$590	$1,922
Furniture and fixtures	817	861
Leasehold improvements	467	489
Website development costs	—	188

	1,874	3,460
Less: Accumulated depreciation and amortization	(855)	(1,680)

	$1,019	$1,780

In the three months ended September 30, 2008 and 2009, the Company recorded depreciation and amortization expense of property and equipment of approximately $83,000 and $495,000, respectively. In the nine months ended September 30, 2008 and 2009, the Company recorded depreciation and amortization expense of property and equipment of approximately $170,000 and $872,000, respectively.

	December 31,	September 30,
	2008	2009
	(In thousands)
Accrued expenses and other liabilities:
Accrued payroll and related liabilities	$497	$1,413
Other accrued liabilities	794	2,095

	$1,291	$3,508

Note 4 — Program Broadcasting Rights
Program broadcasting rights are subject to amortization, and the balances are as follows:

	December 31,	September 30,
	2008	2009
	(In thousands)
Program broadcasting rights:
Related parties	$29,828	$33,975
Non-related parties	1,584	2,931
Less accumulated amortization:
Related parties	(18,044)	(20,840)
Non-related parties	(645)	(1,264)

Program broadcasting rights	12,723	14,802
Less: current portion	3,864	3,242

Program broadcasting rights, less current portion	$8,859	$11,560

Amortization expense for the three months ended September 30, 2008 and 2009 was approximately $997,000 and $1,052,000, respectively. Amortization expense for the nine months ended September 30, 2008 and 2009 was approximately $3,065,000 and $3,415,000, respectively. During the three and nine months ended September 30, 2008 and 2009, the Company had no impairment of program broadcasting rights included in amortization expense.

As of September 30, 2009, expected future program broadcasting rights amortization is as follows (in thousands):

Fiscal Years:
2009 (remaining three months)	$646
2010	3,571
2011	2,011
2012	1,243
2013	1,053
2014	950
Thereafter	5,328

$14,802

Note 5 — Related Party Transactions
Related party revenue
The Company has several one-year term publicity and marketing agreements with Regent Releasing. Under these agreements, Regent Releasing agreed to pay a total of approximately $16,696,000 in consulting fees over the terms of the agreements for use of the Company’s marketing staff expertise in creating content and strategically releasing films and for providing assistance with marketing plans, press releases and advertising campaigns. The Company also has several ongoing service agreements with Hyperion. Under these agreements, the Company provides circulation, production and information technology services for a monthly fee of approximately $28,000. During the three months ended September 30, 2008 and 2009, the Company generated approximately $3,976,000 and $83,000, respectively, in revenue from services provided under these agreements. During the nine months ended September 30, 2008 and 2009, the Company generated approximately $6,659,000 and $2,781,000, respectively, in revenue from services provided under these agreements.
Related party deferred revenue
As of December 31, 2008 and September 30, 2009, the Company had outstanding deferred license fee revenue of zero and $1,200,000, respectively, included in deferred revenue on the Condensed Consolidated Balance Sheets from Oxford Media, related to licensing rights sub-licensed by the Company to Oxford Media to distribute certain motion picture and television programs.
Related party receivables/payables
At December 31, 2008 and September 30, 2009, the Company had outstanding approximately $818,000 of funds due to and $156,000 of funds due from, respectively, various companies affiliated through common ownership. The amounts are unsecured, non-interest bearing and due on demand.
At December 31, 2008, the Company also had outstanding commitments of approximately $10,352,000 and $415,000 in programming license fees payable to Studios Funding and Convergent Funding, respectively. At September 30, 2009 the Company had outstanding commitments of approximately $10,912,000, $1,883,000 and $419,000 in programming license fees payable to Studios Funding, Convergent Funding and Regent Studios, respectively. The license fees payable pertain to license rights for films and TV programs.
Program broadcasting rights
Approximately $3,280,000 and $870,000 of programming was purchased from related parties for the three months ended September 30, 2008 and 2009, respectively. The total amount of programming purchased from related parties amounted to approximately $4,045,000 and $4,147,000 for the nine months ended September 30, 2008 and 2009, respectively. The total amount of programming payments to related parties was zero for the three and nine months ended September 30, 2008 and 2009.
At December 31, 2008 and September 30, 2009, the Company’s carrying value for program broadcasting rights purchased from related parties amounted to approximately $7,399,000 and $6,368,000, respectively, from Regent Studios; $3,862,000 and $3,685,000, respectively from RWS; $372,000 and $2,971,000, respectively from Convergent Funding; and $151,000 and $111,000, respectively, from Regent Releasing.

Sale of accounts receivable
During the nine months ended September 30, 2009, the Company sold accounts receivable of approximately $3,200,000 without recourse to Mr. Colichman and Mr. Jarchow and received $3,200,000 in cash.
Note 6 — Lines of Credit from Related Parties
On August 17, 2009, the Company entered into a line of credit agreement with Paul A. Colichman and a separate line of credit agreement with Stephen P. Jarchow (collectively, the “Agreements”), which set forth the terms upon which Mr. Colichman and Mr. Jarchow (collectively, the “Lenders”) may lend up to $2,000,000 and $3,000,000, respectively, to the Company in their respective discretion as and when requested by the Company from time to time until August 17, 2011.
The outstanding principal balance of advances made under the Agreements accrue interest at a rate equal to the U.S. prime rate, as set forth in the Wall Street Journal, plus 1.00% per annum (4.25% at September 30, 2009). Advances made under the Agreements are secured by the collateral specified in the Agreements, including certain domain names owned or under the control of the Company, trademarks and tradenames and cash reserves (not to exceed $1,000,000) held by the Company’s former credit card processor. The Agreements provide for customary events of default. Upon an event of default, the Lenders may declare all or any part of the outstanding principal balance of the advances to be immediately due and payable. During the three months ended September 30, 2009, the Company borrowed approximately $3,668,000 and made repayments of approximately $148,000 under the Agreements, and recognized approximately $18,000 of interest expense related to those borrowings.
Note 7 — Commitments and Contingencies
January 2008 Severance Plan
Certain employees acquired through the PlanetOut business combination were provided in January 2008 with an incentive to remain committed to the Company’s business (the “Severance Plan”). The Severance Plan provides for certain cash payments in the event of termination without cause. The Company has made payments of approximately $46,000 and $198,000 under the Severance Plan in the three and nine months ended September 30, 2009, respectively. As of September 30, 2009, the Company estimates that the total outstanding potential payments that have not been paid or accrued to date remaining under the Severance Plan is approximately $153,000. The actual amounts may vary as they depend on numerous factors outside of the Company’s control, such as whether the eligible participants choose to remain with the Company.
Employment Agreements
The Company has entered into employment agreements with certain senior executives for various terms up to three years. Aggregate future commitments under these agreements are as follows (in thousands):

Fiscal Years:
2009 (remaining three months)	$653
2010	1,502
2011	628
2012	134

$2,917

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

Note 8 — Stockholders’ Equity
Common Stock
The Company has 40,000,000 shares of Common Stock authorized with a par value of $0.001 per share. The Company had 16,630,140 and 20,700,675 common shares issued and outstanding at December 31, 2008 and September 30, 2009. The Company issued 16,630,140 shares of Common Stock to the former owners of the HMI Entities and 4,070,535 shares of Common Stock to the former owners of PlanetOut common stock in the business combination on June 11, 2009. Since the HMI Entities have been determined to be the acquiring entity in the business combination, and the historical information for the HMI Entities is presented as combined with Here Media, the Common Stock issued to the former owners of the HMI Entities is presented as issued and outstanding as of December 31, 2008. See Note 1, “The Company and Summary of Significant Accounting Policies — The Company” and Note 2, “Business Combinations and Intangible Assets — Merger with PlanetOut Inc.,” for more detail.
Preferred Stock
The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. The Company had no preferred shares issued and outstanding at December 31, 2008 and September 30, 2009.
Special Stock
The Company has 4,200,000 shares of Special Stock authorized with a par value of $0.001 per share. In conjunction with the merger with PlanetOut on June 11, 2009, the Company issued 4,070,535 shares of Special Stock to the former stockholders of PlanetOut common stock. The Special Stock was issued to provide a limited form of downside protection in the event of a liquidation, dissolution or winding up of the Company or a sale of the Company for cash or publicly tradable within four years after the merger and in which the holders of the Company’s Common Stock would, but for the effect of the Special Stock, receive less than $4.00 per share. The former stockholders of PlanetOut would have a priority claim to any liquidation proceeds distributable to holders of the Common Stock of Here Media to the extent necessary (and to the extent liquidation proceeds are available) to provide the former PlanetOut stockholders with total liquidation proceeds of at least $4.00 per share.
Warrants
In connection with the merger with PlanetOut, the Company assumed warrants to purchase up to 87,000 shares of PlanetOut common stock, which warrants became exercisable for Common Stock and Special Stock of the Company upon completion of the merger. Warrants to purchase 12,000 shares at an exercise price of $37.40 per share will expire in September 2013. Warrants to purchase 75,000 shares at an exercise price of $0.69 per share will expire in January 2018.
Note 9 — Restructuring
In July 2009, the Company’s management committed to a restructuring plan to align the Company’s resources with its strategic business objectives. The restructuring included a reduction of the Company’s total workforce by approximately 24%, or a total of 39 employees, and the consolidation of certain facilities. Restructuring costs of approximately $786,000, related to employee severance benefits of approximately $243,000 and net facilities consolidation expenses of approximately $543,000 were recorded during the three months ended September 30, 2009. The Company expects to be able to complete this restructuring in the fourth quarter of fiscal 2009, with certain payments continuing beyond the fourth quarter of fiscal 2009 in accordance with the terms of existing severance and other agreements.
The following is a summary of the restructuring activities:

				Accrued
			Non-cash	Restructuring
	Restructuring	Cash	(Charges)	As of
	Charges	Payments	Benefit	September 30, 2009
	(In thousands)
Termination benefits	$243	$(165)	$—	$78
Facilities consolidation expenses	543		95	638

Total	$786	$(165)	$95	$716

Note 10 — Discontinued Operations
In August 2008, the Company completed the purchase of assets and assumption of certain liabilities of LPI and SPI. See Note 2, “Business Combinations and Intangible Assets.” The assets, liabilities and business operations of SPI were transferred from the Company in December 2008 and are reflected as discontinued operations in the condensed consolidated financial statements.
The results of discontinued operations for the business previously conducted under SPI for the period from August 13, 2008 to September 30, 2008 were as follows (in thousands):

Total revenue	$434
Operating costs and expenses:
Cost of revenue	287
Sales and marketing	62

General and administrative	74

Total operating costs and expenses	423

Income from discontinued operations	$11

Note 11 — Subsequent Events
On October 14, 2009, Phillip S. Kleweno resigned from the board of directors of the Company.
On November 2, 2009, the Company entered into a Lease Termination, Surrender and Settlement Agreement (the “Agreement”) with its former landlord terminating an operating lease for office space. The Agreement is effective as of September 30, 2009 and provides for a settlement amount of $500,000 to be paid in increments through March 2, 2010. The settlement amount has been included in facilities consolidation expenses in restructuring expense in the condensed consolidated financial statements. See Note 9, “Restructuring.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” except where the context requires, the term “we,” “us,” “our,” or “Here Media” refers to the consolidated businesses of Here Media Inc. and its wholly-owned subsidiaries Here Networks, LLC, or Here Networks, Here Publishing Inc. (formerly Regent Entertainment Media Inc.), or Here Publishing, and PlanetOut Inc., or PlanetOut.
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections, contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward-looking statements include statements concerning the possible or assumed future results of operations of the Company. Such statements typically are preceded by, followed by or include words such as “future,” “position,” “anticipate(s),” “expect,” “believe(s),” “intend,” “estimate,” “predict,” “may,” “see,” “plan,” “further improve,” “outlook,” “should,” or similar words or phrases. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions, many of which are outside of our control or our ability to accurately predict. You should understand that many factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially and adversely from those expressed in our forward-looking statements.
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
Additional information concerning these important factors can be found in our filings with the SEC. Forward-looking statements in this Quarterly Report on Form 10-Q should be evaluated in light of these important factors.
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
Here Publishing publishes magazines and books targeting the LGBT community, which are distributed through the newsstand distribution network as well as by subscriptions of print and digital editions of the magazines. Products include The Advocate, Out, HIVPlus and Alyson Books, and companion websites. Here Publishing offers Out and The Advocate on a subscription and newsstand basis, while it offers HIVPlus free to health care professionals and organizations. Here Publishing’s revenues are derived principally from subscriptions and newsstand sales for its magazines and fees charged for advertising in its magazines and on its websites. Here Publishing’s business consists of the former magazine publishing operations of PlanetOut that were conducted through LPI Media Inc., or LPI. Here Publishing acquired substantially all of the assets and liabilities of LPI in August 2008. The results of operations for LPI have been included in our condensed consolidated statements of operations for the period subsequent to the acquisition date.

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
Executive Operating and Financial Summary
Our total revenue was $7.4 million in the three months ended September 30, 2009, increasing 2% from total revenue of $7.2 million in the three months ended September 30, 2008. Our total revenue was $19.2 million in the nine months ended September 30, 2009, increasing 75% from total revenue of $11.0 million in the nine months ended September 30, 2008. These increases were primarily due to the incremental effect of the acquisition of the LPI assets and the merger with PlanetOut, as well as increases in SVOD subscription services revenue and theatrical box office revenues due to the initiation of our distribution of theatrical motion picture releases, partially offset by decreases in publicity and marketing services revenues caused by the timing of motion picture title releases by Regent Releasing.
Total operating costs and expenses were $13.1 million in the three months ended September 30, 2009, increasing 140% from total operating costs and expenses of $5.5 million in the three months ended September 30, 2008. Total operating costs and expenses were $31.4 million in the nine months ended September 30, 2009, increasing 149% from total operating costs and expenses of $12.6 million in the nine months ended September 30, 2008. These increases were primarily due to the incremental effect of the acquisition of the LPI assets and the merger with PlanetOut.
Loss from operations was $5.8 million in the three months ended September 30, 2009, compared to income from operations of $1.7 million in the three months ended September 30, 2008. Loss from operations was $12.2 million in the nine months ended September 30, 2009, compared to loss from operations of $1.6 million in the nine months ended September 30, 2008.
Outlook
We expect that revenue will increase for the remainder of fiscal 2009 in comparison to fiscal 2008, primarily as a result of the incremental effect of the merger with PlanetOut in June 2009 and the acquisition of the LPI assets in August 2008, increases in SVOD subscription services revenue and increases in transaction services revenue from theatrical box office revenues. We expect operating costs and expenses to increase for the remainder of fiscal 2009 in comparison to fiscal 2008 due to the incremental effect of our acquisition of the LPI assets and the merger with PlanetOut, increases in program broadcasting rights amortization expenses, costs related to the development of our planned motion picture production operations and increased depreciation and amortization expense due to an increase in depreciable assets in service and an increase in intangible assets as a result of the merger with PlanetOut. Our results of operations for the remainder of fiscal 2009 will be dependent on how successful we are in implementing our operating plan discussed in “Liquidity and Capital Resources.”
Results of Operations
Revenue
Advertising Services. We derive advertising revenue from advertisements placed in our printed publications and from advertising contracts in which we typically undertake to deliver a minimum number of impressions to users over a specified time period for a fixed fee on our websites. Our advertising services revenue was $3.7 million in the three months ended September 30, 2009, an increase of 50% from the three months ended September 30, 2008. Our advertising services revenue was $11.4 million in the nine months ended September 30, 2009, an increase of 359% from the nine months ended September 30, 2008. These increases in advertising services revenue were primarily due to the acquisition of the LPI assets in August 2008 and, to a lesser extent, the merger with PlanetOut in June 2009. Advertising services revenue included $0.1 million and $0.4 million in publicity and marketing services provided to Regent Releasing in the three months ended September 30, 2009 and 2008, respectively. Advertising services revenue included $2.3 million and $0.4 million in publicity and marketing services provided to Regent Releasing in the nine months ended September 30, 2009 and 2008, respectively.
Subscription Services. We derive subscription services revenue from the receipt of fees paid by subscribers for our subscription video-on-demand, or SVOD, and linear television channel services, subscription services across our print media properties and paid membership subscriptions to our online media properties. Our subscription services revenue was $3.0 million in the three months ended September 30, 2009, an increase of 232% from the three months ended September 30, 2008. Our subscription services revenue was $5.8 million in the nine months ended September 30, 2009, an increase of 192% from the nine months ended September 30, 2008. These increases in subscription services revenue were primarily due to the incremental effect of the acquisition of the LPI assets and the merger with PlanetOut and, to a lesser extent, increases in SVOD subscription services revenue.

Transaction Services. Transaction services revenue includes publicity and marketing services provided to Regent Releasing, transactional fees paid by viewers for our video-on-demand, or VOD, services, theatrical box office revenues, newsstand sales of our various print properties and revenue generated from co-marketing opportunities with other affiliates that are marketing to the LGBT community. Our transaction services revenue was $0.6 million in the three months ended September 30, 2009, a decrease of 83% from the three months ended September 30, 2008. Our transaction services revenue was $2.1 million in the nine months ended September 30, 2009, a decrease of 68% from the nine months ended September 30, 2008. These decreases in transaction services revenue were primarily due to decreases in publicity and marketing services revenues caused by the timing of title releases by Regent Releasing, partially offset by increases due to the incremental effect of the acquisition of the LPI assets and theatrical box office revenues due to the initiation of our distribution of theatrical motion picture releases. Transaction services revenue included zero and $3.6 million in publicity and marketing services provided to Regent Releasing in the three months ended September 30, 2009 and 2008, respectively. Transaction services revenue included $0.5 million and $6.2 million in publicity and marketing services provided to Regent Releasing in the nine months ended September 30, 2009 and 2008, respectively.
Operating Costs and Expenses
Cost of Revenue. Cost of revenue primarily consists of amortization of program broadcasting rights and expenses related to the delivery of programming to cable satellite and fiber-optic television providers and on-air promotional segments or interstitials that are broadcast between programs on here!, payroll and related benefits associated with supporting our subscription-based services, the development and expansion of site operations and support infrastructure and producing and maintaining content for our various websites. Other expenses directly related to generating revenue included in cost of revenue include transaction processing fees, computer equipment maintenance, occupancy costs, co-location and Internet connectivity fees, purchased content and cost of goods sold. Cost of revenue was $6.9 million in the three months ended September 30, 2009, increasing 121% from cost of revenue of $3.1 million in the three months ended September 30, 2008. Cost of revenue was $15.5 million in the nine months ended September 30, 2009, increasing 153% from cost of revenue of $6.1 million in the nine months ended September 30, 2008. These increases were primarily due to the incremental effect of the acquisition of the LPI assets and the merger with PlanetOut.
Sales and Marketing. Sales and marketing expense primarily consists of publicity and marketing activities, payroll and related benefits for employees involved in publicity, sales, advertising client service, customer service, marketing and other support functions; product, service and general corporate marketing and promotions; and occupancy costs. Sales and marketing expenses were $2.1 million in the three months ended September 30, 2009, increasing 111% from sales and marketing expenses of $1.0 million in the three months ended September 30, 2008. Sales and marketing expenses were $4.8 million in the nine months ended September 30, 2009, increasing 203% from sales and marketing expenses of $1.6 million in the nine months ended September 30, 2008. Sales and marketing expenses as a percentage of revenue were 28% for the three months ended September 30, 2009, up from 14% in the three months ended September 30, 2008. Sales and marketing expenses as a percentage of revenue were 25% for the nine months ended September 30, 2009, up from 14% in the nine months ended September 30, 2008. These increases in sales and marketing expenses in both absolute dollars and as a percentage of revenue were primarily due to the incremental effect of the acquisition of the LPI assets and the merger with PlanetOut and costs associated with the generation of theatrical box office revenues, partially offset by reductions in print advertising costs, cross channel promotion expenses, website expenses, research expenses, talent appearance fees and travel costs.
General and Administrative. General and administrative expense consists primarily of payroll and related benefits for executive, finance, administrative and other corporate personnel, occupancy costs, professional fees, insurance and other general corporate expenses. General and administrative expenses were $2.6 million for the three months ended September 30, 2009, increasing 101% from general and administrative expenses of $1.3 million in the three months ended September 30, 2008. General and administrative expenses were $6.4 million for the nine months ended September 30, 2009, increasing 34% from general and administrative expenses of $4.8 million in the nine months ended September 30, 2008. These increases were due primarily to the incremental effect of the acquisition of the LPI assets and the merger with PlanetOut including increased legal and accounting fees, partially offset by reduced payroll costs and insurance expenses. General and administrative expenses as a percentage of revenue were 36% for the three months ended September 30, 2009, up from 18% in the three months ended September 30, 2008. This increase was due to the incremental effect of the acquisition of the LPI assets and the merger with PlanetOut, integration and other expenses associated with the merger with PlanetOut and costs associated with the generation of theatrical box office revenues. General and administrative expenses as a percentage of revenue were 33% for the nine months ended September 30, 2009, down from 43% in the nine months ended September 30, 2008. This decrease was primarily due to the incremental effect of the acquisition of the LPI assets and the merger with PlanetOut.
Restructuring. In July 2009, management committed to a restructuring plan to align our resources with our strategic business objectives. The restructuring included a reduction of our total workforce by approximately 24%, or a total of 39 employees, and the consolidation of certain facilities. Restructuring costs of approximately $0.8 million, related to employee severance benefits of approximately $0.2 million and net facilities consolidation expenses of approximately $0.6 million were recorded during the three months ended September 30, 2009. We expect to be able to complete this restructuring in the fourth quarter of fiscal 2009, with certain payments continuing beyond the fourth quarter of fiscal 2009 in accordance with the terms of existing severance and other agreements.

Acquisition Transaction Costs. During the three and nine months ended September 30, 2009, we recognized $0.2 million and $3.0 million, respectively, of acquisition transaction costs related to the merger with PlanetOut. These expenses include legal costs, transaction fees to our investment bankers, printing costs and accounting fees related to the transaction.
Depreciation and Amortization. Depreciation and amortization expense was $0.6 million for the three months ended September 30, 2009, increasing 584% from depreciation and amortization expense of $0.1 million in the three months ended September 30, 2008. Depreciation and amortization expense was $1.0 million for the nine months ended September 30, 2009, increasing 471% from depreciation and amortization expense of $0.2 million in the nine months ended September 30, 2008. These increases were primarily due to an increase in depreciable assets in service as a result of the acquisition of the LPI assets and the merger with PlanetOut.
Other Income and Expenses
Interest expense. Interest expense was $31,000 and $40,000 in the three and nine months ended September 30, 2009. Interest expense was zero in the three and nine months ended September 30, 2008. During the three months ended September 30, 2009, we entered into line of credit agreements with Mr. Colichman and Mr. Jarchow. Advances made under the lines of credit accrue interest at a rate equal to the U.S. prime rate, as set forth in the Wall Street Journal, plus 1.00% per annum from the date of issuance of such advances to and including the date of repayment.
Discontinued Operations
In August 2008, we completed the purchase of assets and assumption of certain liabilities of LPI and SPI. The assets, liabilities and business operations of SPI were transferred by us in December 2008 and are reflected as discontinued operations in the condensed consolidated financial statements.
The results of discontinued operations for the business previously conducted under SPI for the period from August 13, 2008 to September 30, 2008 were as follows (in thousands):

Total revenue	$434
Operating costs and expenses:
Cost of revenue	287
Sales and marketing	62
General and administrative	74

Total operating costs and expenses	423

Income from discontinued operations	$11

Liquidity and Capital Resources
Cash used in operating activities for the nine months ended September 30, 2009 was $4.2 million, due primarily to our net loss of $12.2 million which included acquisition transaction costs of $3.0 million related to our business combination of the HMI Entities and PlanetOut, an increase in program broadcasting rights and an increase in accounts receivable, partially offset by $3.2 million of cash received from the sale of accounts receivable to our Chief Executive Officer, Paul A. Colichman, and our Chairman of the Board, Stephen P. Jarchow, increases in accounts payable, deferred revenue and due to related parties and non-cash charges related to amortization of program broadcasting rights, restructuring charges and deprecation and amortization expenses. Cash used in operating activities for the nine months ended September 30, 2008 was $2.1 million, and was primarily attributable to our net loss of $1.6 million and an increase in program broadcasting rights, partially offset by an increase in due to related parties and non-cash charges related to amortization of program broadcasting rights.
Cash provided by investing activities in the nine months ended September 30, 2009 was $1.2 million and was attributable to cash acquired in the merger with PlanetOut of $0.9 million and a decrease in restricted cash of $0.6 million, partially offset by purchases of property and equipment of $0.3 million. Cash used in investing activities in the nine months ended September 30, 2008 was $0.2 million and was attributable to purchases of property and equipment.
Net cash provided by financing activities in the nine months ended September 30, 2009 was $1.0 million, due to net borrowings under lines of credit from related parties of $3.5 million, partially offset by repayments of loans from related parties of $2.3 million and principal payments under capital lease obligations of $0.2 million. Net cash provided by financing activities in the nine months ended September 30, 2008 was $2.5 million, primarily due to borrowings from related parties to cover net cash used in operating activities.

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
As a result of experiencing recurring losses and negative cash flow from operations in each of the last two years to date and our accumulated deficit, we have assessed our anticipated cash needs for the next twelve months and adopted an operating plan to manage our capital expenditures and costs of operating activities consistent with our revenue in order to meet our working capital needs for the next twelve months. To this end, we have negotiated cost reductions with existing vendors and adopted a restructuring plan in the third quarter of fiscal 2009 under which we have reduced our headcount and terminated some of our existing lease obligations in order to consolidate facilities. We may make further reductions as necessary to meet our working capital needs.
On August 17, 2009, we entered into line of credit agreements with Paul A. Colichman and Stephen P. Jarchow, under which we may borrow an aggregate of up to $5.0 million. Advances under the lines of credit bear interest at a rate equal to the U.S. prime rate, as set forth in the Wall Street Journal, plus 1.00% per annum. During the three months ended September 30, 2009, we borrowed approximately $3.7 million under the lines of credit, made repayments of approximately $0.2 million and recognized approximately $18,000 of interest expense related to those borrowings.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet liabilities or transactions as of September 30, 2009.
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
Subscription services revenue from television services is recognized for the month in which programming is broadcast to viewers. The relevant cable or satellite television operator collects the fees from subscribers and pays us our corresponding portion, typically within 90 days of receipt from the customer. Viewership counts are reported monthly by system operators. Generally, under the terms of our agreements with the cable, satellite and fiber-optic television operators, we are paid based on a percentage of the amount charged to subscribers, video-on-demand or pay-per-view viewers of the relevant cable, satellite or fiber-optic television operator, typically ranging from 40% to 50% of those charges, subject to a negotiated minimum dollar amount per subscriber and to any additional incentives that we may offer an operator for carrying our service for a specified period of time. These additional incentives may include the operator effectively retaining the full amount of monthly subscriber fees for a specified period, such as the first three months of a twelve-month period, before fees are paid to us. The incentives are recognized as a reduction of revenues. We recognize revenue earned from viewers net of the portion retained by the relevant system operator. The determination of whether we act as a principal or an agent in a transaction involves judgment and is based on an evaluation of whether we have the substantial risks and rewards of ownership under the terms of the transaction.
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
Transaction services revenue derived from publicity and marketing services related to theatrical motion picture releases provided to Regent Releasing is recognized as the services are performed. We provide the expertise to strategically release these movies, especially to the LGBT community. We also provide consultative services for content creation such as the production of movie trailers, behind-the-scenes featurettes and electronic press kits. Our marketing employees also provide leadership in the design and planning strategy for these releases, including assisting with marketing plans, press releases and advertising campaigns. We supervise the creation and placement of editorial content in our magazines and coordinated the campaign with editorial content of our related websites. We also advise on grass roots promotional activities in local media outlets of target markets.
Revenues from the theatrical distribution of feature films are recognized as they are exhibited.
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
We regularly review inventory quantities on hand and write down obsolete inventories to their estimated net realizable value. We make significant estimates and assumptions based on our judgment of inventory age, shipment history and our forecast of future demand. Recoveries of previously written down inventory are recognized only when the related inventory has been sold and revenue has been recognized.
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
We offer multiple hours of programming to subscribers each month, refreshing the content by 50% or more on a monthly basis. Accordingly, we cannot attribute the monthly fees earned per subscriber to individual programs or films. As a result, we are unable to recognize expenses utilizing the individual film forecast method. Therefore we amortize program broadcasting rights utilizing the straight-line method, generally over the license term. We believe that this method provides a reasonable matching of expenses with total estimated revenues over the periods that revenues associated with the films and programs are expected to be realized.
We evaluate identifiable intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying value of a long-lived asset held for use is considered impaired when the anticipated discounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset held for use. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved to estimate the fair value of the film assets. In determining the film assets’ fair value, we consider key indicators such as the anticipated growth in subscriber level, and the plan for expansion into international territories. We also consider cash outflows necessary to generate the film assets’ cash inflows. We use a discount rate that we believe is appropriate to the risk level for film production.
Related Party Transactions. We and several of the Affiliates share certain general and administrative expenses. Expenses shared by us and the Affiliates require the use of judgments and estimates in determining the allocation of expenses. Prior to the business combination on June 11, 2009, these shared expenses included salary and other non-payroll related costs. Allocation of salary costs between us and the Affiliates was performed on an individual employee basis and was based upon the proportionate share of each employee’s time spent per affiliate company. Non-payroll costs, such as insurance, office rent, utilities, information technology and other office expenses were allocated in proportion to allocated payroll costs. Subsequent to the business combination on June 11, 2009, the sharing of employees with the Affiliates has been eliminated and non-payroll costs have been allocated between us and the Affiliates based primarily on usage. Our management believes the allocation methodology is reasonable and represents management’s best available estimate of actual costs incurred by each company.

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
During the nine months ended September 30, 2009, we sold accounts receivable without recourse to our Chief Executive Officer, Paul A. Colichman, and our Chairman of the Board, Stephen P. Jarchow. See Note 5, “Related Party Transactions” of Notes to Unaudited Condensed Consolidated Financial Statements. During the three months ended September 30, 2009, we entered into line of credit agreements with Mr. Colichman and Mr. Jarchow. See Note 6, “Lines of Credit from Related Parties” of Notes to Unaudited Condensed Consolidated Financial Statements.
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
We report a liability for unrecognized tax benefits, if any, resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
Seasonality
We anticipate that our business may be affected by the seasonality of certain revenue lines. For example, advertising buys are usually higher approaching year-end and lower at the beginning of a new year than at other points during the year.
Recent Accounting Pronouncements
On January 1, 2009, we adopted new accounting guidance for business combinations as issued by the Financial Accounting Standards Board (the “FASB”). The new accounting guidance establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from previous guidance resulting from this new guidance include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and; for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. The new accounting guidance also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. This guidance was effective for us in the first quarter of fiscal 2009 and was followed by us in our accounting for the business combination described in Note 2, “Business Combinations and Intangible Assets — Merger with PlanetOut Inc.” of Notes to Unaudited Condensed Consolidated Financial Statements. We recognized approximately $3,008,000 of transaction costs in connection with the merger with PlanetOut during the nine months ended September 30, 2009.
On January 1, 2009, we adopted new accounting guidance by the FASB which delayed the effective date of fair value accounting for all nonfinancial assets and nonfinancial liabilities by one year, except those recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.
On January 1, 2009, we adopted new accounting guidance for assets acquired and liabilities assumed in a business combination as issued by the FASB. The new guidance amends the provisions previously issued by the FASB related to the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The new guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.
During the second quarter of fiscal 2009, we adopted three related sets of accounting guidance as issued by the FASB. The accounting guidance sets forth rules related to determining the fair value of financial assets and financial liabilities when the activity levels have significantly decreased in relation to the normal market, guidance related to the determination of other-than-temporary impairments to include the intent and ability of the holder as an indicator in the determination of whether an other-than-temporary impairment exists and interim disclosure requirements for the fair value of financial instruments. The adoption of the three sets of accounting guidance did not have a material impact on our consolidated financial statements.

During the second quarter of fiscal 2009, we adopted new accounting guidance for the determination of the useful life of intangible assets as issued by the FASB. The new guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance also requires expanded disclosure regarding the determination of intangible asset useful lives. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.
During the second quarter of fiscal 2009, we adopted new accounting guidance related to subsequent events as issued by the FASB. This new requirement establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See Note 1, “The Company and Summary of Significant Accounting Policies — Principles of Consolidation and Basis of Presentation,” of Notes to Unaudited Condensed Consolidated Financial Statements for the related disclosure. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.
During the third quarter of fiscal 2009, we adopted the new Accounting Standards Codification (the “ASC”) as issued by the FASB. The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing U.S. GAAP. The adoption of the ASC did not have a material impact on our consolidated financial statements.
In June 2009, the FASB issued new accounting guidance which amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. The provisions of this new accounting guidance are effective for financial statements issued for interim and annual periods ending after November 15, 2009. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.
In June 2009, the FASB issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity (“VIE”) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The provisions of this new accounting guidance are effective for interim and annual reporting periods ending after November 15, 2009. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.
In October 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective for us during the first quarter of fiscal 2011. Early adoption is allowed. We are currently evaluating the impact of this accounting guidance on our consolidated financial statements.

Item 4T.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that, due to resource constraints, management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Exhibit
Number	Description of Documents
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

10.1	Line of Credit Agreement, dated as of August 17, 2009, between Here Media Inc. and Stephen P. Jarchow

10.2	Line of Credit Agreement, dated as of August 17, 2009, between Here Media Inc. and Paul A. Colichman

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERE MEDIA INC.
Date: November 13, 2009	By:	/s/ TONY SHYNGLE
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

10.1	Line of Credit Agreement, dated as of August 17, 2009, between Here Media Inc. and Stephen P. Jarchow

10.2	Line of Credit Agreement, dated as of August 17, 2009, between Here Media Inc. and Paul A. Colichman

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002