Form 10-K
period 2009-12-31
Here Media Inc.
filed 2010-03-31
CIK 1453625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission File Number: 000-53690
HERE MEDIA INC.
(Exact name of registrant as specified in its charter)

DELAWARE	26-3962587
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

10990 WILSHIRE BOULEVARD, PENTHOUSE,	90024
LOS ANGELES, CA	(Zip Code)
(Address of principal executive offices)
(310) 806-4288
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value per Share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
The aggregate market value of the voting common equity held by nonaffiliates of the registrant, computed by reference to the average bid and asked price on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, cannot be computed as the registrant’s common stock was not trading on such date. The registrant has no non-voting common equity.
As of February 26, 2010, there were 20,700,675 shares of the registrant’s common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s definitive Information Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

Here Media Inc.
Form 10-K
For The Fiscal Year Ended December 31, 2009

Special Note Regarding Forward-Looking Statements
Certain statements set forth or incorporated by reference in this Annual Report on Form 10-K, constitute “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, company performance or financial results. Forward-looking statements include statements concerning the possible or assumed future results of operations of the Company. Such statements typically are preceded by, followed by or include words such as “future,” “potential,” “anticipate(s),” “expect,” “believe(s),” “intend,” “estimate,” “predict,” “may,” “see,” “plan,” “further improve,” “outlook,” “should,” or similar words or phrases. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions, many of which are outside of our control or our ability to accurately predict. You should understand that many factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially and adversely from those expressed in our forward-looking statements. Additional information concerning these important factors can be found in our filings with the Securities and Exchange Commission (“SEC”). Forward-looking statements in this Annual Report on Form 10-K should be evaluated in light of these important factors.
You should not place undue reliance on the forward-looking statements included in this Annual Report on Form 10-K, which apply only as of the date of this Annual Report on Form 10-K. We expressly disclaim any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Annual Report on Form 10-K to reflect changes in circumstances or expectations or the occurrence of unanticipated events, except to the extent required by applicable securities laws.

i

PART I

Item 1.	Business
Company Overview
Here Media Inc. (“Here Media” or the “Company”) is the parent company of Here Networks, LLC (“Here Networks”), Here Publishing Inc. (formerly named Regent Entertainment Media Inc.) (“Here Publishing”) and PlanetOut Inc. (“PlanetOut”). The Company refers to Here Networks and Here Publishing collectively as the “HMI Entities.” Here Media was incorporated in Delaware in January 2009 in connection with the business combination of the HMI Entities and PlanetOut, which was completed on June 11, 2009. The HMI Entities, collectively, have been determined to be the acquiring entity in the business combination, and the historical information for the HMI Entities is presented as combined with Here Media. The HMI Entities were commonly owned and controlled prior to the business combination with PlanetOut. The business of Here Publishing consists of the former magazine publishing operations of PlanetOut that were conducted through LPI Media, Inc. (“LPI”). Here Publishing acquired substantially all of the assets and liabilities of LPI and SpecPub Inc. (“SPI”) from PlanetOut in August 2008 and subsequently transferred the business of SPI to an affiliated company, not controlled by Here Media, in December 2008.
References in this Annual Report on Form 10-K to “we,” “us” and “our” are used to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted.
We offer programming content tailored for the lesbian, gay, bisexual and transgender (“LGBT”) community on a subscription basis via cable television, direct-to-home (“DTH”) satellite television, fiber-optic television and the Internet under the brand name “here!” We have agreements with major cable, satellite and fiber-optic television operators in the United States, including Comcast, Cablevision, Time Warner, Charter, EchoStar, Verizon, AT&T and Cox. Our subscription video-on-demand (“SVOD”) and/or regularly scheduled (also referred to as linear) television channel services were available through cable, satellite and fiber-optic television providers who served approximately 34 million domestic television households in the United States as of December 31, 2009, according to internal data based on reports provided by these operators. We also operate a companion website, heretv.com, which features original shows, podcasts, news and other entertainment as well as a large library of LGBT-themed streaming video. Our Internet distribution channel is available on heretv.com, a pay-SVOD service that allows subscribers to view video content on their computers. In addition, we syndicate free-to-the-user content to websites including www.msn.com and www.aol.com. Programming highlights on here! in 2009 include the original series Dante’s Cove, The Donald Strachey Mysteries and The DL Chronicles.
We publish magazines and books targeting the LGBT community, which are distributed through traditional newsstands as well as other retail outlets, and by subscriptions of print and digital editions of Out magazine. We currently publish three magazines on a regular basis, Out, The Advocate and HIVPlus, each of which is aimed primarily at the LGBT market. As the leading magazines targeting the LGBT community in the United States, Out and The Advocate include a range of articles targeted to appeal to this demographic. Out is a monthly magazine which targets a male, fashion-oriented readership while The Advocate, a supplement to Out, targets both male and female opinion leaders. Together the two titles address a broad range of topics within the LGBT spectrum, which we believe give them greater reach than smaller and more fragmented competitors. We also distribute digital editions of Out and The Advocate using Zinio, a leading provider of digital magazine marketing and distribution. Our magazine brands have developed websites, out.com and advocate.com, to publish original content as well as content from the magazines. Our Alyson Books publishing business is the world’s oldest and largest publisher of LGBT literature. Since 1980, Alyson Books has been home to award-winning books in the categories of memoir, history, humor, commercial fiction and mystery, among many others.
We also operate our flagship LGBT website Gay.com, which is a social networking website. We believe our online user base includes one of the most extensive networks of self-identified gay and lesbian people in the world. Users can access content on Gay.com for free and without registration, thereby generating page views and potential advertising services revenue. Those users who wish to access our online member-to-member connection services must register for our general membership services by providing their name, e-mail address and other personal content. Registration for general membership services on Gay.com allows access to integrated services, including profile creation and search, basic chat and instant messaging. Members may also subscribe to our paid premium subscription service which enables them to access a number of special features that are not generally available under our free general membership package.
With the extensive reach of our brands, multiple media properties and marketing vehicles, we believe we provide advertisers with unparalleled access to the LGBT community. We generate revenue from multiple forms of online advertising including run-of-site advertising, advertising within specialized content channels and online-community areas, and member-targeted e-mails, as well as more traditional print and event advertising. We also offer advertisers data on consumer behavior and the effectiveness of their online advertising campaigns with us through user feedback and independent third-party analysis.

Increasingly, we are offering multi-platform advertising opportunities through which advertisers can target the LGBT market using a combination of media such as the Internet, e-mail, print and live events. With the ability to capitalize on the various assets of our respective brands, such as in-house production from the here! television network, editorial content from the print and online iterations of Out and The Advocate, and a focused sales team, we can offer unique custom integrated advertising programs to our clients. Over the last year, we have honed our ability to provide custom integrated programs that enable our integrated marketing team to develop and execute programs for a broad range of industries, including the pharmaceutical, travel, beauty, health and entertainment.
The individual components that comprise a custom integrated program are:
•	“Road-blocked” ad placements, or exclusive use by an advertiser over a limited period of time, on custom content pages complete with category specific editorial;
•	Custom original video series, such as “Show and Tell,” “Ask the Doctor,” “On-Air,” “Greetings From Here!” and “The Advocate Money Minute,” complete with :10 to :15 second “pre-roll” advertising (online video commercials appearing prior to each video);
•	Digital “co-branded” ads, or ads that span our network of websites, that drive traffic to the custom content page;
•	In-book advertorial;
•	Event series that enable sponsorship opportunities on all event collateral, such as brochures and printed and/or emailed invitations;
•	Promotional e-newsletters; and
•	Mobile application for iPhone devices that provides cutting-edge listings to the best bars, clubs, restaurants, shops, hotels and attractions in metropolitan cities worldwide.
Revenues
Advertising Services
Advertising services revenue is generated from banner and sponsorship advertisements on our websites and from advertisements placed in our printed publications. In addition, we have entered into barter agreements with Regent Releasing LLC (“Regent Releasing”), a related party, under which we generate advertising services revenue.
Advertising services revenue from our websites is derived from advertising contracts in which we typically undertake to deliver a minimum number of “impressions,” or times that an advertisement appears in pages viewed by users of our websites. Our advertisers can display graphical advertisements on the pages that are viewed by users on our websites and our affiliates’ websites. We work with our advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement on our websites. We believe that online advertising will continue to grow and diversify as it captures a larger share of total advertising dollars. Advertising carried in our print publications comes from many of the top advertising categories in consumer magazines, including healthcare, travel, automotive, financial services, fashion/accessories, grooming products and spirits.
Under the barter agreements, Regent Releasing has exclusively licensed to us the television and Internet rights to certain motion pictures in exchange for advertising in our print publications and websites. The license rights generally have terms of 15 years while Regent Releasing’s advertising is provided over one year periods under each agreement.
During the years ended December 31, 2008 and 2009, no single advertiser accounted for more than 10% of our non-related party advertising services revenue.
Subscription Services
Subscription services revenue is generated from paid membership subscriptions to Gay.com, from fees paid by subscribers for SVOD and linear television channel services and print and digital subscriptions to Out magazine.

We offer a paid premium membership subscription service to Gay.com: Gay.com Premium Services. We do not charge fees for registering as a member or creating a profile on our website Gay.com, but members who do not subscribe to our paid premium membership have only limited access to member profile photographs and chat services, and may only perform basic profile searches. Members who subscribe to our Gay.com Premium Services may reply to an unlimited number of profiles, bookmark and block profiles, perform advanced profile searches and view all full-sized photographs posted by other members. In addition, we frequently offer other benefits, including free subscriptions to magazines, access to live customer and technical support and specialized premium content and the ability to simultaneously enter several of our more than 700 chat rooms. We believe these additional premium features and services provide an incentive for members to convert from free membership to paid premium membership and for premium subscribers to upgrade from lower-priced, short-term plans to higher-priced, long-term plans.
Generally, under the terms of our agreements with cable, satellite and fiber-optic television operators, we are paid based on a percentage of the amount charged to subscribers, typically ranging from 40% to 50% of those charges, subject to a negotiated minimum dollar amount per subscriber and to any additional incentives that we may offer an operator for carrying our service for a specified period of time. These additional incentives may include the retention by the operator of the full amount of monthly subscriber fees for a specified period of time, such as the first three months of a twelve-month period, before any fees are paid to us. The relevant cable, satellite, or fiber-optic television operator collects the fees from our subscribers, and pays to us our share of the fees, typically within 90 days of payment of such fees by the subscriber. Operators also provide viewership counts on a monthly basis.
These agreements, which typically have terms of five years, generally provide the cable, satellite or fiber-optic television operator with a non-exclusive right, but not an obligation, to distribute our SVOD and/or linear channel services. Our agreements with these operators expire or are subject to renewal at various times, beginning in 2010 through 2012, unless earlier terminated by the operator. For the year ended December 31, 2009, 12% of our non-related party revenue was attributable to viewers of six cable television operators, while 24% was attributable to viewers of six cable television operators for the year ended December 31, 2008.
Among our magazines, we offer Out on a subscription basis. Out‘s rate base (the total subscription and newsstand circulation guaranteed to advertisers) was approximately 190,000 in both fiscal 2009 and 2010. The total circulation for Out, which includes subscription copies and single copy sales, was 201,919 as of December 31, 2009, which represents a 4.1% increase over 193,963 as of December 31, 2008.
Transaction Services
Transaction services revenue includes sales of Out magazine through traditional newsstands as well as other retail outlets, sales of books through our Alyson Books publishing business, theatrical box office receipts, consulting fees earned for publicity and marketing services provided to Regent Releasing under marketing agreements related to theatrical motion picture releases and revenue earned under a barter agreement with OUTtv, a company in which we have a 19% investment. OUTtv is a digital specialty television network providing programming of particular interest to the gay and lesbian community across Canada. As part of our investment in OUTtv, we entered into a programming service and intellectual property agreement which provides for a barter exchange of programming rights deliverable by us in exchange for certain amounts of advertising time on OUTtv.
During the year ended December 31, 2008 and the first quarter of fiscal 2009, we generated transaction services revenue under marketing agreements with Regent Releasing by providing the expertise to strategically release theatrical motion pictures, including assistance with marketing plans, press releases and advertising campaigns especially to the LGBT community. We supervised the creation and placement of editorial content in our magazines and coordinated the campaign with editorial content from our related websites. We advised on grass roots promotional activities in local media outlets of target markets. We also provided consulting services for content creation such as the production of movie trailers, behind-the-scenes featurettes and electronic press kits. The marketing agreements expired in the first quarter of 2009. Transaction services revenue generated under the marketing agreements with Regent Releasing represented approximately 95% and 51% of our transaction services revenue in the years ended December 31, 2008 and 2009, respectively.
Significant Costs and Expenses
Program License Agreements
We enter into program license agreements for rights to distribute particular films or film libraries. Our program license agreements with the producers of films or programs typically include rights to exploit the films and television programming via most forms of media in the United States and its territories for the duration of the distribution agreement. Rights to programs available for broadcast under program license agreements are initially recorded at the beginning of the license period on the basis of the amounts of total license fees payable under the license agreements and are charged to cost of revenue over the license period. During the years ended December 31, 2008 and 2009, we recognized approximately $4.2 million and $5.1 million of amortization expense related to program broadcasting rights, respectively.

Paper and Printing Costs
Paper constitutes a significant component of our costs in the production of our magazines. During the years ended December 31, 2008 and 2009, we purchased all of our paper through one principal printing vendor, who also performed all of the printing and binding services for our magazines. Magazine printing contracts are typically fixed-term and fixed priced with adjustments based on inflation in certain cases.
Postal Rates
Postal costs represent a significant operating expense for our magazine publishing activities. For the year ended December 31, 2009, we spent approximately $2.2 million for services provided by the U.S. Postal Service. The U.S. Postal Service periodically increases its rates, which results in an increase in our postal costs. These increased costs are not directly passed on to our magazine subscribers. We strive to minimize postal expense through the use of certain cost-saving activities with respect to address quality, mail preparation and delivery of products to postal facilities.
Product Development and Technology
In 2009, our product development and operations teams completed extensive revisions to our websites. Such revisions, including the Gay.com 2.5 release, were intended to enhance the appeal of our websites to subscribers and advertisers with the aim of growing usage, subscription and revenue. In 2010, we plan to continue to introduce improvements to key features such as chat and profiles, and expanded capabilities related to member-generated content, and a more flexible programming and operating format that will enable us to add new features more efficiently in response to market condition, user feedback and research.
Our capital expenditures are primarily focused on the integration and re-architecture of the core technology platform of our websites and supporting our member services, including the introduction of new features and functions. We strive to concentrate our acquisitions of hardware and software with established, well-respected vendors, which enable us to do so cost-effectively.
Our basic network infrastructure primarily resides in virtual machines that are hosted in multi-core servers that leverage their capabilities in order to maximize efficiency and scalability. We primarily utilize open source software and widely scalable, low-cost servers to reduce costs and enable us to easily expand technological capacity to handle increased loads. We track and monitor the growth of traffic on our websites and strive to maintain reserve capacity for extraordinary loads. We attempt to streamline and consolidate our technology as we upgrade our equipment to increase capacity.
We employ several methods to protect our computer networks from damage, power interruption, computer viruses and security breaches that would result in a disruption of services to our members. Our hosted computer networks, which are located in San Jose, CA and Louisville, KY, are operated by third-party vendors and provide the primary services that we offer to the public on our flagship website. The computer equipment in our hosted network is located in an industrial-grade server room with on-site security systems and redundant uninterruptible power supply units, as well as smoke detection and fire suppression systems. The equipment is also deployed in a redundant configuration, designed to prevent any single computer failure from interrupting the services available on our websites. This network is protected from security breaches by a firewall, including anti-virus protection.
Competitive Strengths
Niche Market Focus. We believe that we provide advertisers with a number of effective and innovative ways to reach both the larger LGBT community and those segments within the LGBT community that may share a particular affinity for their products or services. Our value proposition to advertisers includes:
•	Custom Integrated Programs. We believe the extensive reach of our brands, multiple media properties and marketing vehicles provides advertisers with unparalleled access to the LGBT community. With the ability to capitalize on the various assets of our respective brands, such as in-house production from the here! television network, editorial content from the print and online versions of Out and The Advocate, and the strength of a focused sales team, we can truly offer our advertising clients a unique and unsurpassed ability to target the LGBT market using a combination of vehicles such as the Internet, e-mail, print and live events.

•	Focused Advertising. We believe we provide access to one of the largest audiences of self-identified gay and lesbian people in the world. Our advertising programs allow both large national and international advertisers as well as smaller, local advertisers to reach the LGBT audience in a cost-effective manner.

•	Targeted Campaigns. In addition to offering advertisers the opportunity to reach the broader LGBT audience, we offer the opportunity to more closely target specific audiences. For example, advertisers have the ability to reach our entire online user base with run-of-site advertisements or to target only those members who share certain common attributes such as age, gender, geographic location or online behaviors. By dividing our online content offerings into topic sections within channels, we provide our advertisers with the ability to target their marketing efforts further, by sponsoring topic sections or running individual advertisements in channels specifically relevant to their particular products and services or brand strategy.

•	Research and Analysis. We engage third parties to conduct independent research on member panels assembled from our online membership base to assess the effectiveness of specific campaigns as well as to identify other matters of interest to our advertisers. Campaign studies examine the effect the campaign had on brand awareness, brand attributes, message association, brand favorability, purchase intent and advertisement recall and can include an analysis of the research and recommendations for future advertising campaigns. In addition to benefiting the advertiser, this type of research helps educate us on how to more effectively position and manage campaigns for our advertisers.
Diversified Revenue Streams. We derive our revenue from a combination of advertising, subscription and transaction services through multiple media properties. We believe that having multiple revenue streams allows us to better withstand periodic fluctuations in individual markets, take advantage of opportunities to cross-sell to our customers, and more effectively monetize the audiences and traffic that we have built through our various properties.
Compelling Content. We offer compelling editorial and programming content to the LGBT community, in print and online, covering topics such as travel, news, entertainment, fashion, sports and health. In addition, we believe our rich and varied LGBT-focused content, the integration of our chat, profile and instant messaging features and the ability of our online members to generate and share their own content and interact with one another entice users to return to our websites. These features increase user touchpoints and provide us with more opportunities to generate advertising revenue, grow our subscriber base, and increase product and service sales.
Strong Community Affinity. We believe we have developed a loyal, active community of users, customers, members and subscribers. The word-of-mouth marketing that occurs through these individuals is an important source of potential growth, as increasing social interaction among users within our online community and word-of-mouth in the broader LGBT community help us obtain new and retain existing users and customers across our multiple platforms. We believe the Gay.com domain name helps reinforce our position as one of the leading networks of LGBT people in the world.
Critical Mass. We believe we have built a critical mass of users across multiple properties that is attractive to advertisers, vendors, and consumers alike. Out magazine has the largest audited paid circulation of any LGBT-focused magazine in the United States, making it an attractive vehicle for major national advertisers wishing to reach this audience through print. The Advocate, established in 1967, is the longest running entertainment and news magazine targeting the LGBT market. We believe our worldwide Gay.com member base constitutes one of the largest online networks of gay and lesbian people in the world. We believe the historical value and strong name recognition of our brands Out and The Advocate, along with the synergies realizable from combining these brands with our other brands, provide us with the ability to reach the broadest possible LGBT audience. We also believe the size and demographic characteristics of our user base are appealing to advertisers who seek multiple, cost-effective ways to target the LGBT market.
Scalable Business Model. We believe we have an overall business model in which additional revenue can be generated with relatively low increases in our expenses. In our online subscription business, we believe the marginal cost to us of providing services to each new subscriber is relatively low. In addition, much of the content accessible through our flagship website is generated by members and made available at modest incremental cost. By creating additional web pages on which we can place advertisements, each additional user on our websites also generates additional advertising capacity at little incremental cost.
Growth Strategy
Our goal is to enhance our position as an LGBT-focused market leader by maximizing the growth prospects and profitability of each of our revenue streams. We seek to achieve this through the following strategies:
Capitalizing on Advertising Growth and Relationships. We believe our large user base across multiple properties provides us with greater reach than other LGBT-focused media providers and that we are well positioned to benefit from the growth in advertisers wishing to target the LGBT community. By promoting custom integrated packages that include, among others, video, Internet, e-mail, print and live event advertising opportunities, we believe we can differentiate our products and more effectively serve our advertising clients. Furthermore, by promoting content that can be used across our various properties, we can grow our advertising inventory and direct our website traffic to those areas that generate higher advertising revenue. We intend to continue to promote, produce and grow our custom advertising programs.

Growing Our User Base Across Multiple Properties. We have sought to grow our user and subscription base by cross-promoting products and services. We are building on the extensive member base that we have developed through our Gay.com website and plan to continue marketing directly to consumers through targeted online advertising and affiliate programs. We intend to offer new products and services through our websites. For example, we are currently developing improvements to key features such as chat and profiles, and expanded capabilities related to member-generated content. By enhancing website functionality through the development of our technology to expand our products and services, we believe we can enhance the value of our offerings, attract new users and increase our revenue.
Competition
We operate in a highly competitive environment. Across all three of our revenue streams, we compete with traditional media companies focused on the general population and the LGBT community, including local newspapers, national and regional magazines, satellite radio, other cable networks, the broadcast television networks and digital properties. We also compete for our target audience with competitors’ programming services that target the same or similar audiences. We compete with other cable networks for distribution agreements with cable television operators, DTH satellite operators, fiber-optic television operators and other distributors. We compete with a broad range of online and print content providers for advertising revenue, including large media companies such as Yahoo!, Google, MSN, Time Warner, Viacom, Condé Nast and News Corporation, as well as a number of smaller companies focused specifically on the LGBT community. In our online subscription business, our competitors include these large media companies as well as other companies that offer more targeted online services, such as Match.com and Yahoo! Personals, and a number of other smaller online companies focused specifically on the LGBT community. We face competition from social networking sites, such as MySpace, Facebook and YouTube, that service a broad online community that includes the LGBT community.
We believe that the primary competitive factors affecting our business are quality of content and service, price, functionality, brand recognition, customer affinity and loyalty, ease of use, reliability and critical mass. Some of our current and many of our potential competitors have longer operating histories, larger customer bases and greater brand recognition in other businesses and Internet markets than we do. In addition, these competitors may have significantly greater financial, marketing, technical and other resources than we do. Therefore, these competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies or may try to attract viewers, members, users or traffic by offering services for free. They may also be able to devote substantially more resources for producing content and developing services and systems than we can.
Intellectual Property
We use a combination of trademark, copyright, unfair competition, Internet/domain name and trade secret laws and confidentiality agreements to protect our proprietary intellectual property. Our intellectual property principally consists of licenses of television programming, trademarks and the domain names for our websites. We have registered several trademarks in the United States, including “here!,” “Out,” “Advocate,” “PlanetOut,” “PlanetOut and Design,” and “Gay.com and Design.” We have registered or applied for additional protection for several of these trademarks in select relevant international jurisdictions. Even if these applications are accepted, they may not provide us with a competitive advantage. Our printed publications are protected by copyrights registered with the U.S. Copyright Office. To date, we have relied primarily on common law copyright to protect the content posted on our websites. Competitors may challenge the validity and scope of our trademarks and copyrights. From time to time, we may encounter disputes over rights and obligations concerning our use of intellectual property. We believe that the services we offer do not infringe the intellectual property rights of any third party. We cannot, however, make any assurances that we will prevail in any intellectual property dispute.
Regulatory Compliance
We are subject to federal, state, local and international laws, including laws affecting companies conducting business on the Internet, such as user privacy laws, regulations prohibiting unfair and deceptive trade practices and laws addressing issues such as freedom of expression, pricing and access charges, quality of products and services, taxation, advertising, intellectual property rights, display and production of material intended for mature audiences and information security. In particular, we are required, or may in the future, be required, to:
•	comply with a law enacted in New Jersey in January 2008, or other similar laws which may be passed in the future, requiring us to conduct background checks on our members prior to allowing them to interact with other members on our websites or, alternatively, provide notice on our websites that we have not conducted background checks on our members;
•	provide advance notice of any changes to our privacy policies or to our policies on sharing non-public information with third parties;

•	with limited exceptions, give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties;
•	provide notice to residents in some states if their personal information was, or is reasonably believed to have been, obtained by an unauthorized person such as a computer hacker;

•	comply with current or future anti-spam legislation by limiting or modifying some of its marketing and advertising efforts, such as email campaigns;
•	comply with the European Union privacy directive and other international regulatory requirements by modifying the ways in which we collect and share our users’ personal information;
•	qualify to do business in various states and countries, in addition to jurisdictions where we are currently qualified, because our websites are accessible over the Internet in those states and countries;
•	limit our domestic or international expansion because some jurisdictions may limit or prevent access to our services as a result of the availability of some content intended for mature audiences; and
•	limit or prevent access, from some jurisdictions, to some or all of the member-generated content available through our websites. Regulations adopted by the United States Department of Justice (the “DOJ”) under the Child Protection and Obscenity Act of 1988 (the “CPO Act”) require primary and secondary producers, as defined in the regulations, of certain adult materials to obtain and make available for inspection specified records, such as a performer’s name, address and certain forms of photo identification of performers. Gay.com could be deemed a secondary producer under the CPO Act because Gay.com allows its members to display photographic images on its websites as part of member profiles. While the CPO Act and related regulations have been the subject of extensive litigation challenging their constitutionality, they remain in effect in modified form. We may accordingly be subject to significant and burdensome recordkeeping compliance requirements and will have to evaluate and implement additional registration and recordkeeping processes and procedures, each of which would result in additional expenses or in fines or other sanctions in the event of noncompliance. Alternatively, if we determine that the recordkeeping and compliance requirements would be too burdensome, we may be forced to limit the type of content that we allow our members to post to their profiles.
Employees
As of December 31, 2009, we had 156 full-time employees and three part-time or temporary employees. We utilize part-time and temporary employees primarily to handle overflow work and short-term projects. None of our employees are unionized, and we believe that we generally have good relations with our employees.

Item 1A.	Risk Factors
Not applicable.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters facility is located in Los Angeles, California and we currently lease approximately 11,000 square feet through October 2013 for executive, administrative and business offices. We also lease approximately 13,000 square feet at an additional facility in Los Angeles, California through October 2010 for administrative and editorial offices. We also lease approximately 23,000 square feet in New York, New York through December 2012, for administrative offices for television, print and website operations. We believe that the capacity of our existing facilities is adequate to meet current requirements.

Item 3.	Legal Proceedings
We are involved from time to time in various legal proceedings, regulatory investigations and claims incident to the ordinary conduct of our business. We may also be affected by litigation or regulatory actions in which we are not directly involved but which are generally applicable to business practices within the industries in which we operate. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and on the results of operations in a particular quarter or year.

PART II

Item 4.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is not listed on any stock exchange and there is currently no established trading market for it.
Holders
As of February 26, 2010, there were approximately 133 holders of record of our common stock.
Dividends
We have not paid any cash dividends to date on our stock and currently anticipate that we will continue to retain any future earnings to finance the growth of our business.
Securities authorized for issuance under equity compensation plans
None.

Item 5.	Selected Financial Data
Not applicable.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations summarizes the significant factors affecting our operating results, financial condition and liquidity for the two-year period ended December 31, 2009, should be read in conjunction with the Financial Statements and Notes to Financial Statements included elsewhere in this Form 10-K, and contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on our management’s current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions rather than statements of fact and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below and elsewhere in this Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
Overview
We are the parent company of Here Networks, Here Publishing and PlanetOut. We were formed in connection with a business combination in which these companies became our wholly-owned subsidiaries that was completed on June 11, 2009. The results of operations for PlanetOut have been included in our Statements of Operations for the period subsequent to its acquisition date.
Here Networks offers programming content tailored for the LGBT community on a subscription basis via cable television, DTH satellite television, fiber-optic television and the Internet under the brand name “here!.” Here Networks has agreements with major cable, satellite and fiber-optic television operators in the United States for its SVOD and/or regularly scheduled (also referred to as linear) television channel services. Here Networks generates revenue primarily from the receipt of fees paid by its subscribers for its SVOD and linear television channel services.

Here Publishing publishes magazines and books and operates companion websites targeting the LGBT community. Products include the websites out.com and advocate.com, the magazines Out, The Advocate and HIVPlus and books published by Alyson Books. Here Publishing’s websites publish original content as well as content from the magazines. Here Publishing sells and distributes Out on a subscription and newsstand basis, and delivers The Advocate as a supplement to subscribers to Out magazine as a separate edition. Here Publishing offers HIVPlus free to health care professionals and organizations. Here Publishing’s revenues are derived principally from fees charged for advertising on its websites and in its magazines. Here Publishing also derives revenues from print and digital subscriptions to Out magazine and sales of Out magazine and books published by Alyson Books through traditional newsstands as well as other retail outlets. Here Publishing’s business consists of the former magazine publishing operations of PlanetOut that were conducted through LPI. Here Publishing acquired substantially all of the assets and liabilities of LPI and SPI from PlanetOut in August 2008 and subsequently transferred the business of SPI to an affiliated company, not controlled by Here Media, in December 2008. The results of operations for LPI have been included in our Statements of Operations for the period subsequent to the acquisition date.
PlanetOut is an online media and entertainment company serving the LGBT community through its flagship website, Gay.com. This website provides revenues from advertising services and subscription services.
The combined businesses of Here Networks, Here Publishing and PlanetOut function as a multi-platform content company serving and marketing to the LGBT community.
Executive Operating and Financial Summary
Our total revenue was $26.9 million in the year ended December 31, 2009, increasing 11% from total revenue of $24.3 million in the year ended December 31, 2008. This increase was primarily due to the incremental effect of the acquisition of the LPI assets and the merger with PlanetOut, as well as increases in SVOD subscription services revenue and theatrical box office revenues due to the distribution of a theatrical motion picture release, partially offset by decreases in advertising and transaction services revenues generated under marketing agreements with Regent Releasing whose terms expired in the first quarter of fiscal 2009.
Total operating costs and expenses were $42.1 million in the year ended December 31, 2009, increasing 80% from total operating costs and expenses of $23.4 million in the year ended December 31, 2008. This increase was primarily due to the incremental effect of the acquisition of the LPI assets and the merger with PlanetOut.
Loss from operations was $15.2 million in the year ended December 31, 2009, compared to income from operations of $1.0 million in the year ended December 31, 2008.
Outlook
We expect that revenue will increase in fiscal 2010 in comparison to fiscal 2009, primarily as a result of the incremental effect of the merger with PlanetOut in June 2009. We expect operating costs and expenses to decrease in fiscal 2010 in comparison to fiscal 2009 primarily as a result of the non-recurrence of acquisition transaction costs related to the merger that were recognized in fiscal 2009, a decrease in program broadcasting rights amortization expenses as a result of term extensions in our existing program broadcasting rights agreements ranging from two years to 15 years and a decrease in payroll and related benefits as a result of the reduction in our workforce related to the July 2009 restructuring plan, partially offset by an increase due to the incremental effect of the merger with PlanetOut including an increase in depreciation and amortization expense related to intangible assets. Our results of operations in fiscal 2010 will be dependent on how successful we are in implementing our operating plan.
During the year ended December 31, 2009, we incurred a net loss of approximately $15,338,000 and negative cash flows from operations of approximately $6,063,000. These results raise doubts about our ability to continue as a going concern, which will be dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional debt or equity financing or ultimately to attain successful operations. We have assessed our cash needs and have adopted an operating plan to manage our capital expenditures and costs of operating activities consistent with our revenue in order to meet our working capital needs for the next twelve months. To this end, we have negotiated cost reductions with existing vendors and adopted a restructuring plan in the third quarter of fiscal 2009 under which we have reduced our headcount and terminated some of our existing lease obligations in order to consolidate facilities to reduce expenses in 2010 and beyond. We may make further reductions as necessary to meet our working capital needs. There can be no assurance that our operating plan or any efforts to raise additional debt or equity financing will be successful. These matters are discussed further below under the caption “—Liquidity and Capital Resources” and in Note 1, “The Company and Summary of Significant Accounting Policies,” of Notes to Financial Statements.
Results of Operations
Revenue
Advertising Services. We derive advertising revenue from advertising contracts in which we typically undertake to deliver a minimum number of impressions, or times that an advertisement appears in pages viewed by users on our websites and from advertisements placed in our printed publications. Our advertising services revenue was $13.2 million in the year ended December 31, 2009, an increase of 107% from revenue of $6.4 million in the year ended December 31, 2008. This increase in advertising services revenue was primarily due to the acquisition of the LPI assets in August 2008 and, to a lesser extent, the merger with PlanetOut in June 2009. Advertising services revenue included $0.4 million in advertising services provided to Regent Releasing under barter agreements in the year ended December 31, 2009.

Subscription Services. We derive subscription services revenue from paid membership subscriptions to Gay.com, fees paid by subscribers for SVOD and linear television channel services and print and digital subscriptions to Out magazine. Our subscription services revenue was $8.5 million in the year ended December 31, 2009, an increase of 162% from revenue of $3.2 million in the year ended December 31, 2008. This increase in subscription services revenue was primarily due to the incremental effect of the acquisition of the LPI assets and the merger with PlanetOut and, to a lesser extent, increases of $0.3 million in SVOD subscription services revenue.
Transaction Services. Transaction services revenue includes sales of Out magazine through traditional newsstands as well as other retail outlets, sales of books through our Alyson Books publishing business, theatrical box office receipts, consulting fees for publicity and marketing services provided to Regent Releasing under marketing agreements related to theatrical motion picture releases and revenue earned under a barter agreement with OUTtv for programming rights. Our transaction services revenue was $5.3 million in the year ended December 31, 2009, a decrease of 64% from revenue of $14.7 million in the year ended December 31, 2008. This decrease in transaction services revenue was primarily due to a decrease of $11.3 million in consulting fees generated under the marketing agreements with Regent Releasing, whose terms expired in the first quarter of fiscal 2009, partially offset by increases due to the incremental effect of the acquisition of the LPI assets and approximately $0.6 million of theatrical box office revenues due to the distribution of a theatrical motion picture release. Transaction services revenue also included $0.3 million for programming rights licensed under the barter agreement with OUTtv in the year ended December 31, 2009.
Operating Costs and Expenses
Cost of Revenue. Cost of revenue primarily consists of amortization of program broadcasting rights, expenses related to the delivery of programming to cable satellite and fiber-optic television providers and on-air promotional segments or interstitials that are broadcast between programs on here! television network, payroll and related benefits associated with supporting our subscription-based services, the cost of paper used in producing our magazines, mailing costs incurred in the delivery of magazines to our subscribers, the development and expansion of site operations and support infrastructure and producing and maintaining content for our various websites. Other expenses directly related to generating revenue included in cost of revenue include transaction processing fees, computer equipment maintenance, occupancy costs, co-location and Internet connectivity fees, purchased content and cost of goods sold. Cost of revenue was $21.4 million in the year ended December 31, 2009, increasing 87% from cost of revenue of $11.5 million in the year ended December 31, 2008. This increase was primarily due to the incremental effect of the acquisition of the LPI assets and the merger with PlanetOut and the related increase in revenue. During the year ended December 31, 2009, cost of revenue included a write-down of $1.0 million for certain programs where unamortized program broadcasting rights exceeded estimated future net revenues.
Sales and Marketing. Sales and marketing expense primarily consists of publicity and marketing activities, payroll and related benefits for employees involved in publicity, sales, advertising client service, customer service, marketing and other support functions; product, service and general corporate marketing and promotions; and occupancy costs related to sales and marketing functions. Sales and marketing expense was $6.7 million in the year ended December 31, 2009, increasing 86% from sales and marketing expense of $3.6 million in the year ended December 31, 2008. Sales and marketing expense as a percentage of revenue was 25% for the year ended December 31, 2009, up from 15% in the year ended December 31, 2008. These increases in sales and marketing expense in both absolute dollars and as a percentage of revenue were primarily due to the incremental effect of the acquisition of the LPI assets and the merger with PlanetOut and costs associated with the generation of theatrical box office revenues, partially offset by reductions in print advertising costs, cross channel promotion expenses, website expenses, research expenses, talent appearance fees and travel costs.
General and Administrative. General and administrative expense consists primarily of payroll and related benefits for executive, finance, administrative and other corporate personnel, occupancy costs, professional fees, insurance and other general corporate expenses. General and administrative expense was $8.4 million for the year ended December 31, 2009, increasing 15% from general and administrative expense of $7.3 million in the year ended December 31, 2008. General and administrative expense as a percentage of revenue was 31% for the year ended December 31, 2009, up from 30% for the year ended December 31, 2008. These increases in general and administrative expense in both absolute dollars and as a percentage of revenue were primarily due to the incremental effect of the acquisition of the LPI assets and the merger with PlanetOut including increased legal and accounting fees, partially offset by reduced payroll costs and insurance expenses.
Restructuring. In July 2009, management committed to a restructuring plan to align our resources with our strategic business objectives. The restructuring included a reduction of our total workforce by approximately 24%, or a total of 39 employees, and the consolidation of certain facilities. Restructuring costs of approximately $1.7 million, related to employee severance benefits of approximately $0.2 million and net facilities consolidation expenses of approximately $1.4 million were recorded during the year ended December 31, 2009. We completed this restructuring in the fourth quarter of fiscal 2009, with certain payments continuing beyond the fourth quarter of fiscal 2009 in accordance with the terms of existing severance and other agreements.

Acquisition Transaction Costs. During the years ended December 31, 2009 and 2008, we recognized $2.4 million and $0.6 million, respectively, of transaction costs related to the merger with PlanetOut. These expenses include legal costs, transaction fees to our investment bankers, printing costs and accounting fees related to the transaction.
Depreciation and Amortization. Depreciation and amortization expense was $1.4 million for the year ended December 31, 2009, increasing 326% from depreciation and amortization expense of $0.3 million in the year ended December 31, 2008. This increase was primarily due to an increase in depreciable assets in service as a result of the acquisition of the LPI assets and the merger with PlanetOut.
Interest Expense
Interest expense was $89,000 and $6,000 in the years ended December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, we entered into line of credit agreements with Stephen Jarchow and Paul Colichman, who are our principal stockholders and our President and Chairman of the Board, respectively. Advances made under the lines of credit accrue interest at a rate equal to the U.S. prime rate, as set forth in the Wall Street Journal, plus 1.00% per annum from the date of issuance of such advances to and including the date of repayment.
Provision for Income Taxes
The provision for income taxes was $43,000 and $14,000 in the years ended December 31, 2009 and 2008. Our effective tax rate differs from the federal statutory rate, primarily due to losses incurred before the business combination on June 11, 2009, non-deductible acquisition transaction costs and an increase in the deferred income tax valuation allowance.
Discontinued Operations
In August 2008, we completed the purchase of assets and assumption of certain liabilities of LPI and SPI. The assets, liabilities and business operations of SPI were transferred to a related party on December 1, 2008 and are reflected as discontinued operations in the financial statements.
The results of discontinued operations for the business previously conducted under SPI in the year ended December 31, 2008 were as follows (in thousands):

Total revenue	$1,063
Operating costs and expenses:
Cost of revenue	684
Sales and marketing	193
General and administrative	184
Depreciation and amortization	19

Total operating costs and expenses	1,080

Loss from discontinued operations, net of taxes	$(17)

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.
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

Management considers an accounting policy to be critical if it is important to our financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. We believe the following critical accounting policies require more significant judgments and estimates in the preparation of our financial statements:
•	revenue recognition:
•	valuation allowances;
•	intangible assets and other long-lived assets;
•	capitalized website development costs;
•	program broadcasting rights; and
•	related party transactions.
Revenue Recognition
Our revenue is derived principally from advertising services, subscription services and transaction services. Advertising services revenue is generated from banner and sponsorship advertisements on our websites and from advertisements placed in our printed publications. Subscription services revenue is generated from paid membership subscriptions to Gay.com, from fees paid by subscribers for our SVOD and linear television channel services and from print and digital subscriptions to Out magazine. Transaction services revenue includes sales of Out magazine through traditional newsstands as well as other retail outlets, sales of books through our Alyson Books publishing business, theatrical box office receipts, consulting fees earned for publicity and marketing services provided to Regent Releasing under marketing agreements related to theatrical motion picture releases and revenue earned under a barter agreement with OUTtv for programming rights.
The duration of our banner advertising commitments has ranged from one week to one year. Sponsorship advertising contracts have terms ranging from three months to two years and also involve more integration with our services, such as the placement of units that provide users with direct links to the advertiser’s website. Advertising revenue on both banner and sponsorship contracts is recognized ratably over the term of the contract, provided that no significant Company obligations remain at the end of a period and collection of the resulting receivables is reasonably assured, at the lesser of the ratio of impressions delivered over the total number of undertaken impressions or the straight-line basis. Our obligations typically include undertakings to deliver a minimum number of impressions, or times that an advertisement appears in pages viewed by users of our websites. To the extent that these minimums are not met, we defer recognition of the corresponding revenue until the minimums are achieved.
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
Subscription services revenue from television services is recognized for the month in which programming is broadcast to viewers. The relevant cable or satellite television operator collects the fees from subscribers and pays us our corresponding portion, typically within 90 days of receipt from the customer. Viewership counts are reported monthly by system operators. Generally, under the terms of our agreements with the cable, satellite and fiber-optic television operators, we are paid based on a percentage of the amount charged to subscribers, typically ranging from 40% to 50% of those charges, subject to a negotiated minimum dollar amount per subscriber and to any additional incentives that we may offer an operator for carrying our service for a specified period of time. These additional incentives may include the operator effectively retaining the full amount of monthly subscriber fees for a specified period, such as the first three months of a twelve-month period, before fees are paid to us. The incentives are recognized as a reduction of revenues. We recognize revenue earned from viewers net of the portion retained by the relevant system operator. The determination of whether we act as a principal or an agent in a transaction is based on an evaluation of whether we have the substantial risks and rewards of ownership under the terms of the transaction. If we are acting as a principal in a transaction, we report revenue based on the gross amount billed to the ultimate customer. If we are acting as an agent in a transaction, we report revenue on the net amount received from the customer after commissions and other payments to third parties. To the extent revenues are recorded on a gross basis, any commissions or other payments to third parties are recorded as expense so that the net amount (gross revenues less expense) is reflected in operating income (loss). Accordingly, the impact on operating income (loss) is the same whether we record revenue on a gross or net basis.
Deferred subscription revenue results from advance payments for premium online subscriptions to Gay.com and magazine subscriptions received from subscribers and is amortized on a straight-line basis over the subscription period. We provide an estimated reserve for magazine subscription cancellations at the time such subscription revenues are recorded.

Transaction services revenue from sales of Out magazine through traditional newsstands as well as other retail outlets is recognized based on the on-sale dates of magazines and is recorded based upon estimates of sales, net of product placement costs paid to resellers. Estimated returns from newsstand revenues are recorded based upon historical experience. Transaction revenue generated from the sale of books held in inventory is recognized when the books are shipped, net of estimated returns. Revenues from theatrical box office receipts are recognized as they are exhibited. Transaction services revenue derived from publicity and marketing consulting services related to theatrical motion picture releases provided to Regent Releasing was recognized as the services were performed.
Valuation Allowances
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
Intangible Assets and Other Long-lived Assets
Our long-lived assets include intangible assets, property and equipment and other assets. We record an impairment charge on intangible or other long-lived assets when we determine that the carrying value of these assets may not be recoverable and/or exceed their fair value. Based on the existence of one or more indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate that we determine to be commensurate with the risk inherent in our business model. Our estimates of cash flow require significant judgment based on our historical results and anticipated results and are subject to many factors including assumptions about the timing and amount of future cash flows, growth rates and discount rates.
Capitalized Website Development Costs
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
We offer multiple hours of programming to subscribers each month, refreshing the content by 50% or more on a monthly basis. In general, we cannot attribute the monthly fees earned per subscriber to individual programs or films. As a result, we are generally unable to recognize expenses utilizing the individual film forecast method. Therefore we amortize the majority of our program broadcasting rights utilizing the straight-line method, generally over the license term. We believe that this method provides a reasonable matching of expenses with total estimated revenues over the periods that revenues associated with the films and programs are expected to be realized. During the year ended December 31, 2009, we acquired program broadcasting rights for a particular film library which we are amortizing using the individual film forecast method. Under the individual film forecast method, costs are amortized and participation and residual costs are accrued in the proportion that the current year’s revenue bears to management’s estimate at the beginning of the current year of the ultimate revenue expected to be recognized from the exploitation, exhibition or sale of the films. Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release. Revenue estimates are reviewed annually by management and revised when warranted by changing conditions. When estimates of total revenues and costs indicate that a film will result in an ultimate loss, an impairment charge is recognized to the extent that total film costs exceed estimated recoverable value.

We evaluate identifiable intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying value of a long-lived asset held for use is considered impaired when the anticipated discounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset held for use. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved to estimate the fair value of the film assets. In determining the film assets’ fair value, we consider key indicators such as the anticipated growth in subscriber level, and the plan for expansion of our linear carriages. We also consider cash outflows necessary to generate the film assets’ revenues. We use a discount rate that we believe is appropriate to the risk level for film production.
Related Party Transactions
We and several of our affiliates share certain general and administrative expenses. Expenses shared by us and our affiliates require the use of judgments and estimates in determining the allocation of expenses. Prior to the business combination on June 11, 2009, these shared expenses included salary and other non-payroll related costs. Allocation of salary costs between us and our affiliates was performed on an individual employee basis and was based upon the proportionate share of each employee’s time spent per affiliate company. Non-payroll costs, such as insurance, office rent, utilities, information technology and other office expenses were allocated in proportion to allocated payroll costs. Subsequent to the business combination on June 11, 2009, the sharing of employees with our affiliates has been eliminated and non-payroll costs have been allocated between us and our affiliates based primarily on usage. Our management believes the allocation methodology is reasonable and represents management’s best available estimate of actual costs incurred by each company.
We share our merchant services provided by US Bank with Hyperion Media LLC, a related party, through its magazine fulfillment center. The funds and transactions are clearly identified, and we believe that there are no risks associated with the comingling of funds.
We are also a party to agreements with several of our affiliates relating to the acquisition, licensing or distribution of programming and motion pictures and the provision of publicity and marketing services.
During the year ended December 31, 2009, we sold accounts receivable without recourse to and entered into line of credit agreements with Mr. Colichman and Mr. Jarchow. See Note 5, “Related Party Transactions,” and Note 6 “Lines of Credit from Related Parties,” of Notes to Financial Statements.
During the year ended December 31, 2009, we entered into barter agreements with Regent Releasing under which Regent Releasing supplies program license rights to us in exchange for advertising in our print publications and our websites. We recognize the license rights as program broadcasting rights and deferred advertising revenue at the estimated fair value when the product is available for telecast. Program broadcasting rights licensed under these barter agreements are amortized in the same manner as the non-barter component of the licensed programming, and advertising revenue is recognized when impressions are delivered.
During the year ended December 31, 2009, we entered into a barter agreement with OUTtv under which we supply program license rights to OUTtv in exchange for advertising time on OUTtv. We recognize transaction services revenue related to the program license rights over the license term and advertising expense as the advertisements are broadcast.
Liquidity and Capital Resources
Cash used in operating activities for the year ended December 31, 2009 was $6.1 million. This was due primarily to our net loss of $15.3 million which included transaction costs of $2.4 million related to the business combination of the HMI Entities and PlanetOut, and increases in program broadcasting rights of $6.9 million and accounts receivable of $2.0 million, partially offset by $3.2 million of cash received from the sale of accounts receivable to Mr. Colichman, and Mr. Jarchow, the sale of accounts receivable under our accounts receivable factoring agreement of $0.6 million, increases in accounts payable of $3.9 million and payables due to related parties of $1.7 million, non-cash charges related to amortization of program broadcasting rights of $5.1 million, restructuring charges of $1.7 million and depreciation and amortization expense of $1.4 million and a decrease in prepaid expenses and other assets of $1.2 million. Cash provided by operating activities for 2008 was $1.2 million, due primarily to our net income from continuing operations of approximately $1.0 million and non-cash charges related to amortization of program broadcasting rights of $4.2 million and depreciation and amortization expense of $0.3 million, partially offset by an increase in program broadcasting rights of $4.4 million and accounts receivable of $0.7 million.
Cash provided by investing activities in the year ended December 31, 2009 was $1.7 million and was attributable to cash acquired in the merger with PlanetOut of $0.9 million and a decrease in restricted cash of $1.1 million, partially offset by purchases of property and equipment of $0.3 million. Cash used in investing activities for 2008 was $0.2 million, due to purchases of property and equipment.
Cash provided by financing activities in the year ended December 31, 2009 was $2.8 million, due to net borrowings under lines of credit from related parties of $3.8 million, partially offset by repayments of loans from related parties of $0.6 million and principal payments under capital lease obligations of $0.3 million. Cash provided by financing activities for 2008 was $1.5 million, due primarily to borrowing from related parties.

We expect that net cash provided by (used in) operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, acquisitions of program broadcasting rights, changes in theatrical box office revenues, advertising sales, subscription trends and accounts receivable collections.
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
On August 17, 2009, we entered into line of credit agreements with Mr. Colichman and Mr. Jarchow, under which we may borrow an aggregate of up to $5.0 million, subject to their approval as to each borrowing. Advances under the lines of credit bear interest at a rate equal to the U.S. prime rate, as set forth in the Wall Street Journal, plus 1.00% per annum. During the year ended December 31, 2009, we borrowed approximately $4.0 million under the lines of credit, made repayments of approximately $0.2 million and recognized approximately $58,000 of interest expense related to those borrowings.
On December 14, 2009, we entered into a Purchase and Sale Agreement/Security Agreement (the “Agreement”) with Amegy Bank National Association, providing us with a facility with which to finance our accounts receivable. Under the terms of the Agreement, we can sell accounts receivable from time to time at an annual discount rate ranging from 6.6% to 20% based on the collection date of the receivables. During the year ended December 31, 2009, we sold approximately $744,000 of accounts receivable under this agreement and recorded restricted cash of approximately $150,000 related to reserve requirements. Costs associated with the Agreement were not material during the year ended December 31, 2009. These transactions are accounted for as sales because we have relinquished control of the receivables. Accordingly, receivables sold under this facility are excluded from accounts receivables in the Balance Sheets.
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
Off-Balance Sheet Liabilities
We did not have any off-balance sheet liabilities or transactions as of December 31, 2009.
Seasonality
We anticipate that our business may be affected by the seasonality of certain revenue lines. For example, advertising buys are usually higher approaching year-end and lower at the beginning of a new year than at other times during the year.
Recent Accounting Pronouncements
See Note 1, “The Company and Summary of Significant Accounting Policies,” of Notes to Financial Statements regarding the impact of certain recent accounting pronouncements on our financial statements.

Item 6A.	Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 7.	Financial Statements and Supplementary Data
Here Media Inc.
INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Here Media, Inc., Los Angeles, California
We have audited the accompanying balance sheets of Here Media, Inc. and subsidiaries as of December 31, 2008 (combined) and 2009 (consolidated), and the related statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for the years ended December 31, 2008 (combined) and December 31, 2009 (consolidated). The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the combined and consolidated financial statements referred to above present fairly, in all material respects, the financial position of Here Media, Inc. and subsidiaries as of December 31, 2008 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As discussed in Note 1, the Company has incurred significant net losses since its inception and has an accumulated deficit of $15,338,000. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1 of the accompanying financial statements. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.
/s/ Stonefield Josephson, Inc.
Los Angeles, California
March 30, 2010

Here Media Inc.
BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2008	2009
	(Combined)	(Consolidated)

ASSETS
Current assets:
Cash and cash equivalents	$2,530	$981
Restricted cash	—	150
Accounts receivable, net	3,849	2,415
Inventory	713	579
Program broadcasting rights, current portion	3,864	2,606
Prepaid expenses and other current assets	1,313	759

Total current assets	12,269	7,490
Property and equipment, net	1,019	1,379
Intangible assets, net	430	2,234
Program broadcasting rights, including $11,784 and $13,199 from related parties as of December 31, 2008 and 2009, respectively, less current portion	8,859	11,971
Other assets	286	551

Total assets	$22,863	$23,625

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,154	$6,867
Accrued expenses and other liabilities	1,291	3,387
Accrued restructuring	—	523
Due to related parties, current portion	5,785	1,233
Deferred revenue, current portion	1,305	2,913
Capital lease obligations, current portion	44	273
Deferred rent, current portion	—	29

Total current liabilities	10,579	15,225
Lines of credit from related parties	—	3,835
Deferred revenue, less current portion	1,319	2,016
Capital lease obligations, less current portion	92	131
Deferred rent, less current portion	117	58
Due to related parties, less current portion	5,800	12,435
Other long-term liabilities	—	158

Total liabilities	17,907	33,858

Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Common stock: $0.001 par value, 40,000 shares authorized, 16,630 and 20,701 shares issued and outstanding at December 31, 2008 and 2009, respectively	17	21
Preferred stock: $0.001 par value, 10,000 shares authorized, zero shares issued and outstanding at December 31, 2008 and 2009, respectively	—	—
Special stock: $0.001 par value, 4,200 shares authorized, zero and 4,071 shares issued and outstanding at December 31, 2008 and 2009, respectively	—	4
Additional paid-in capital	4,939	5,097
Accumulated other comprehensive loss	—	(17)
Accumulated deficit	—	(15,338)

Total stockholders’ equity (deficit)	4,956	(10,233)

Total liabilities and stockholders’ equity (deficit)	$22,863	$23,625

The accompanying notes are an integral part of these financial statements.

Here Media Inc.
STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2009
	(Combined)	(Consolidated)

Revenue:
Advertising services (*)	$6,357	$13,160
Subscription services	3,246	8,500
Transaction services (*)	14,744	5,260

Total revenue	24,347	26,920

Operating costs and expenses:
Cost of revenue	11,456	21,445
Sales and marketing	3,630	6,740
General and administrative	7,331	8,442
Restructuring	—	1,688
Acquisition transaction costs	609	2,363
Depreciation and amortization	340	1,448

Total operating costs and expenses	23,366	42,126

Income (loss) from operations	981	(15,206)
Interest expense	(6)	(89)

Income (loss) from continuing operations before income taxes	975	(15,295)
Provision for income taxes	14	43

Income (loss) from continuing operations	961	(15,338)
Gain from spin-off	284	—
Loss from discontinued operations, net of taxes	(17)	—

Net income (loss)	$1,228	$(15,338)

Net loss per share —
Basic and diluted		$(0.81)

Weighted-average shares used to compute loss per share —
Basic and diluted		18,894

(*)	Supplemental disclosure of related party revenue (see Note 5):

Advertising services revenue:
Non-related parties	$6,357	$12,723
Related parties	—	437

	$6,357	$13,160

Transaction services revenue:
Non-related parties	$727	$2,135
Related parties	14,017	3,125

	$14,744	$5,260

The accompanying notes are an integral part of these financial statements.

Here Media Inc.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
(In thousands)

						Accumulated		Total
					Additional	Other		Stockholders’
	Common Stock		Special Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Par Value	Shares	Par Value	Capital	Loss	Deficit	(Deficit)
Balance as of January 1, 2008	16,630	$17	—	$—	$3,711	$—	$—	$3,728
Net and comprehensive income	—	—	—	—	—	—	1,228	1,228
Transfer of net income to additional paid-in capital	—	—	—	—	1,228	—	(1,228)	—

Balance as of December 31, 2008	16,630	17	—	—	4,939	—	—	4,956
Net loss	—	—	—	—	—	—	(15,338)	(15,338)
Foreign currency translation adjustment	—	—	—	—	—	(17)	—	(17)

Comprehensive loss								(15,355)

Members’ distribution	—	—	—	—	(990)	—	—	(990)
Merger with PlanetOut Inc.	4,071	4	4,071	4	892	—	—	900
Contribution of film rights	—	—	—	—	50	—	—	50
Contribution of services	—	—	—	—	206	—	—	206

Balance as of December 31, 2009	20,701	$21	4,071	$4	$5,097	$(17)	$(15,338)	$(10,233)

The accompanying notes are an integral part of these financial statements.

Here Media Inc.
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2009
	(Combined)	(Consolidated)

Cash flows from operating activities:
Net income (loss)	$1,228	$(15,338)
Net gain from spin-off and loss from discontinued operations, net of tax	(267)	—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	340	1,448
Program broadcasting rights amortization	4,228	5,083
Sale of accounts receivable to related parties	—	3,200
Sale of accounts receivable	—	594
Contributed services	—	206
Provision for doubtful accounts	79	53
Restructuring	—	1,688
Amortization of deferred rent	(11)	(128)
Loss on disposal or write-off of property and equipment	—	6
Changes in operating assets and liabilities, net of acquisition effects:
Accounts receivable	(655)	(2,015)
Inventory	62	134
Program broadcasting rights	(4,429)	(6,900)
Prepaid expenses and other assets	(397)	1,208
Accounts payable	292	3,942
Accrued expenses and other liabilities	287	(662)
Accrued restructuring	—	(280)
Due to related parties	474	1,674
Deferred revenue	(40)	24

Net cash provided by (used in) operating activities of continuing operations	1,191	(6,063)
Net cash used in operating activities of discontinued operations	(15)	—

Net cash provided by (used in) operating activities	1,176	(6,063)

Cash flows from investing activities:
Purchases of property and equipment	(219)	(319)
Cash received in acquisition of PlanetOut Inc.	—	915
Changes in restricted cash	—	1,100

Net cash provided by (used in) investing activities	(219)	1,696

Cash flows from financing activities:
Principal payments under capital lease obligations	(19)	(304)
Borrowings under lines of credit from related parties	—	4,018
Repayments under lines of credit from related parties	—	(241)
Loans from (repayments to) related parties	1,566	(638)

Net cash provided by financing activities	1,547	2,835

Effect of exchange rate on cash and cash equivalents	—	(17)

Net increase (decrease) in cash and cash equivalents	2,504	(1,549)
Cash and cash equivalents, beginning of period	26	2,530

Cash and cash equivalents, end of period	$2,530	$981

Supplemental disclosure of cash flow information:
Cash paid for interest	$6	$89

Cash paid for taxes	$14	$53

Supplemental disclosure of noncash flow investing and financing activities:
Contribution of film rights	$—	$50

Distribution of related party receivable to members	$—	$990

Assignment of investment in OUTtv from related party	$125	$75

Property and equipment acquired under capital leases	$117	$—

Acquisitions (see Note 2):
Assets acquired	$6,630	$7,717
Liabilities assumed	6,130	6,817

Net fair value of stock issued in acquisition	$500	$900

The accompanying notes are an integral part of these financial statements.

Here Media Inc.
NOTES TO FINANCIAL STATEMENTS
Note 1 — The Company and Summary of Significant Accounting Policies
The Company
Here Media Inc. (“Here Media” or the “Company”) is the parent company of Here Networks, LLC (“Here Networks”), Here Publishing Inc. (formerly named Regent Entertainment Media Inc.) (“Here Publishing”) and PlanetOut Inc. (“PlanetOut”). The Company refers to Here Networks and Here Publishing collectively as the “HMI Entities.” Here Media was incorporated in Delaware in January 2009 in connection with the business combination of the HMI Entities and PlanetOut, which was completed on June 11, 2009. See Note 2, “Business Combinations and Intangible Assets.”
The HMI Entities, collectively, have been determined to be the acquiring entity in the business combination, and the historical information for the HMI Entities is presented as combined with Here Media. Both Here Networks and Here Publishing of the HMI Entities were commonly owned and controlled prior to the business combination with PlanetOut. The business of Here Publishing consists of the former magazine publishing operations of PlanetOut that were conducted through LPI Media, Inc. (“LPI”). Here Publishing acquired substantially all of the assets and liabilities of LPI and SpecPub Inc. (“SPI”) from PlanetOut in August 2008 and subsequently transferred the business of SPI to an affiliated company, not controlled by Here Media, in December 2008. The historical financial information for Here Publishing is included from the date of its acquisition of LPI, August 13, 2008.
Here Networks offers original programming content tailored for the lesbian, gay, bisexual and transgender (“LGBT”) community on a subscription basis via cable television, direct-to-home (“DTH”) satellite television, fiber-optic television and the Internet under the brand name “here!” Here Publishing publishes magazines and books and operates companion websites targeting the LGBT community. Products include the magazines Out, The Advocate and HIVPlus and books published by Alyson Books which are distributed through traditional newsstands as well as other retail outlets, and by subscriptions of print and digital editions of the magazines. PlanetOut is an online media company serving the LGBT community. PlanetOut serves this audience through its website Gay.com, which is a social networking website.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated balance sheet as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss and cash flows for the year ended December 31, 2009 include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in entities in which the Company holds less than a 20 percent ownership interest and over which the Company does not have the ability to significantly influence the operations of the investee are accounted for using the cost method of accounting. The Company has performed an evaluation of subsequent events through the date the financial statements were issued.
The accompanying combined balance sheet as of December 31, 2008 and the related combined statements of operations and cash flows for the year ended December 31, 2008 have been derived from the audited financial statements of each of the HMI Entities as of and for the year ended December 31, 2008.
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended December 31, 2009, the Company incurred a net loss of approximately $15,338,000 which also equals its accumulated deficit; and negative cash flows from operations of approximately $6,063,000. The foregoing matters raise doubt about the Company’s ability to continue as a going concern. The Company has assessed its cash needs and has adopted an operating plan to manage its capital expenditures and costs of operating activities consistent with its revenue in order to meet its working capital needs for the next twelve months. In 2009, the Company incurred $2,363,000 in non-recurring expenditures related to the business combination completed in June 2009. The Company also incurred $1,688,000 in restructuring costs related to employees’ severance benefits as a result of the reduction in the Company’s workforce and facilities consolidation. In addition, the Company has renegotiated several of its leases to reduce expenses in 2010 and beyond. The Company’s strategy and focus is to realize the anticipated benefits of the business combination by effectively improving margins, maintaining print advertising revenue, expanding digital and multi-platform revenue and offering attractive premium subscription services which will motivate customer upgrades.
The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, or ultimately to attain successful operations. The Company believes its ability to achieve profitability is dependent upon how successful it is in executing its operating plan. The Company believes it has made substantial progress in this regard. If unsuccessful, it may have to raise funds to meet its working capital needs. There can be no assurance that the Company’s operating plan or any efforts to raise additional debt or equity financing will be successful. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
Reclassifications
Certain reclassifications have been made in the financial statements for prior periods contained herein to conform to the current year presentation. These reclassifications do not change the previously reported net income (loss) or net income (loss) per share of the Company.

Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions made by management include, among others, the assessment of collectability of accounts receivable, the determination of the allowance for doubtful accounts, the determination of the reserve for inventory obsolescence, determination of ultimate revenue in the amortization of program broadcasting rights, the valuation and useful life of capitalized software and long-lived assets, any impairment of long-lived assets such as program broadcasting rights and intangible assets, the valuation of deferred tax asset balances and the fair value of the stock issued in the business combination. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original or remaining maturities of three months or less to be cash equivalents.
Restricted Cash
Restricted cash consists of approximately $150,000 related to reserve requirements on sales of accounts receivable under the Company’s factoring agreement. See Note 7, “Accounts Receivable Factoring.”
Fair Value Disclosures of Financial Instruments
The Company has estimated the fair value of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the book value of the Company’s accounts receivable, inventories, prepaid expenses, accrued expenses, due to related parties, deferred revenue and lines of credit from related parties as of December 31, 2009 and 2008 approximate fair value.
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
The Company’s accounts receivable are derived primarily from advertising customers, from major cable or satellite operators and from wholesale distributors of the Company’s magazines and books with limited risk. The Company performs ongoing credit evaluations of its customers, does not require collateral and maintains allowances for potential credit losses when deemed necessary. To date, such losses have been within management’s expectations. No single customer accounted for 10% or more of the Company’s total revenue in the years ended December 31, 2008 and 2009, or for more than 10% or more of the accounts receivable as of December 31, 2008 or 2009.
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company determines the adequacy of this allowance by regularly reviewing the composition of its aged accounts receivable and evaluating individual customer receivables, considering (i) the customer’s financial condition, (ii) the customer’s credit history, (iii) current economic conditions and (iv) other known factors. As of December 31, 2008 and 2009 the allowance for doubtful accounts included in accounts receivable, net was approximately $191,000 and $213,000, respectively.

Sales Returns and Allowances
The Company accrues an estimated amount for sales returns and allowances in the same period that the related revenue is recorded based on historical information, adjusted for current economic trends. To the extent actual returns and allowances vary from the estimated experience, revisions to the allowance may be required. Significant management judgments and estimates are made and used in connection with establishing the sales and allowances reserve. As of December 31, 2008 and 2009, the provision for sales returns and allowances included in accounts receivable, net was approximately $519,000 and $429,000, respectively.
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
The Company regularly reviews inventory quantities on hand and writes down obsolete inventories to their estimated net realizable value. Significant management estimates and assumptions are made based on judgments of inventory age, shipment history and the Company’s forecast of future demand. Recoveries of previously written down inventory are recognized only when the related inventory has been sold and revenue has been recognized. As of December 31, 2008 and 2009, the reserve for obsolete inventory was approximately $153,000 and $26,000, respectively.
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
The Company offers multiple hours of programming to subscribers each month, refreshing the content by 50% or more on a monthly basis. In general, the Company is unable to attribute the monthly fees earned per subscriber to individual programs or films. As a result, the Company is generally unable to recognize expenses utilizing the individual film forecast method. Therefore, the majority of the Company’s program broadcasting rights are amortized utilizing the straight-line method, generally over the license term. The Company believes that this method provides a reasonable matching of expenses with total estimated revenues over the periods that revenues associated with the films and programs are expected to be realized. During the year ended December 31, 2009, the Company acquired program broadcasting rights for a particular film library which it is amortizing using the individual film forecast method. Under the individual film forecast method, costs are amortized and participation and residual costs are accrued in the proportion that the current year’s revenue bears to management’s estimate at the beginning of the current year of the ultimate revenue expected to be recognized from the exploitation, exhibition or sale of the films. Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release. Revenue estimates are reviewed annually by management and revised when warranted by changing conditions. When estimates of total revenues and costs indicate that a film will result in an ultimate loss, an impairment charge is recognized to the extent that total film costs exceed estimated recoverable value.
When certain factors indicate that impairment may exist, the Company tests for impairment of its program broadcasting rights. The carrying value of a long-lived asset held for use is considered impaired when the anticipated discounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset held for use. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved to estimate the fair value of the film assets. In determining the film assets’ fair value, the Company considers key indicators such as the anticipated growth in subscriber level, and the plan for expansion of its linear carriages. The Company also considers cash outflows necessary to generate the film assets’ revenues. The Company uses a discount rate that it believes is appropriate to the risk level for film production. During the years ended December 31, 2008 and 2009, the Company recorded write-downs of zero and approximately $967,000, respectively, for certain programs where unamortized program broadcasting rights exceeded estimated future net revenues.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to five years. Leasehold improvements are amortized over the shorter of their economic lives or lease term, including the option to extend if extension is probable, generally ranging from two to seven years. Maintenance and repairs are charged to expense as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the Statement of Operations in the period realized.
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
Intangible Assets and Other Long-Lived Assets
The Company evaluates identifiable intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. The Company records an impairment charge on intangibles or long-lived assets when it determines that the carrying value of these assets may not be recoverable and/or exceeds their fair value. Based on the existence of one or more indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate that it determines to be commensurate with the risk inherent in its business model. These estimates of cash flow require significant judgment based on the Company’s historical results and anticipated results and are subject to many factors including assumptions about the timing and amount of future cash flows, growth rates and discount rates.
Investment in OUTtv
The Company has invested $200,000 for its 33% ownership stake in the holding company that owns a 58% interest in OUTtv (or a 19% effective ownership interest in OUTtv), a digital specialty television network providing programming of particular interest to the gay and lesbian community across Canada. The Company accounts for this investment using the cost method of accounting as it does not exercise significant influence over the investment (see “Principles of Consolidation and Basis of Presentation”). As part of this investment, the Company entered into a programming service and intellectual property agreement which calls for a barter exchange of programming rights deliverable by the Company in exchange for certain amounts of advertising time on OUTtv. Also, OUTtv is obligated to pay $1.00 per month for every 1,000 subscribers over 300,000. In addition, in consideration of the programming service and intellectual property agreement, OUTtv’s holding company is obligated to pay a license fee of $15,000 per month. The license fee payments were deferred until OUTtv or the holding company raises $2.0 million in a private placement or a public offering. Since the Company is uncertain that OUTtv will raise $2.0 million, the Company deems that the collectability requirement for revenue recognition is not met, and therefore does not account for the license fee revenues in the financial statements.
Related Party Transactions
Here Management, LLC (“Here Management”) is the controlling stockholder of the Company and is 51% owned by the Company’s Chairman of the Board, Stephen P. Jarchow, and 35% owned by the Company’s Chief Executive Officer, Paul A. Colichman. Mr. Jarchow and Mr. Colichman are also the majority stockholders of Regent Releasing LLC (“Regent Releasing”), Oxford Media LLC (“Oxford Media”), Studios Funding LLC (“Studios Funding”), Convergent Funding LLC (“Convergent Funding”), Regent Studios LLC (“Regent Studios”), Hyperion Media LLC (“Hyperion”), Regent Worldwide Sales LLC (“RWS”), Regent Entertainment International Inc. and Regent Entertainment Partnership, L.P. (the “Affiliates”). During the years ended December 31, 2008 and 2009, the Company was a party to agreements with certain of the Affiliates related to publicity and marketing services agreements, expense sharing arrangements, the sale of accounts receivable and the acquisition, licensing or distribution of programming and motion pictures.

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
During the year ended December 31, 2009, the Company sold accounts receivable without recourse to and entered into line of credit agreements with Mr. Colichman, and Mr. Jarchow. See Note 5, “Related Party Transactions,” and Note 6, “Lines of Credit from Related Parties.”
During the year ended December 31, 2009, the Company entered into barter agreements with Regent Releasing under which Regent Releasing supplies program license rights to the Company in exchange for advertising in the Company’s print publications and on the Company’s websites. The Company recognizes the license rights as program broadcasting rights and deferred advertising revenue at the estimated fair value when the product is available for telecast. Program broadcasting rights licensed under these barter agreements are amortized in the same manner as the non-barter component of the licensed programming, and advertising revenue is recognized when impressions are delivered.
During the year ended December 31, 2009, the Company entered into a barter agreement with OUTtv under which the Company supplies program license rights to OUTtv in exchange for advertising time on OUTtv. The Company recognizes transaction services revenue related to the program license rights over the license term and advertising expense as the advertisements are broadcast.
Revenue Recognition
The Company’s revenue is derived principally from advertising services, subscription services and transaction services. Advertising services revenue is generated from banner and sponsorship advertisements on the Company’s websites and from advertisements placed in the Company’s printed publications. Subscription services revenue is generated from paid membership subscriptions to Gay.com, from fees paid by subscribers for the Company’s subscription video-on-demand (“SVOD”) and linear television channel services and from print and digital subscriptions to Out magazine. Transaction services revenue includes sales of Out magazine through traditional newsstands as well as other retail outlets, sales of books through the Company’s Alyson Books publishing business, theatrical box office receipts, consulting fees earned for publicity and marketing services provided to Regent Releasing under marketing agreements related to theatrical motion picture releases and revenue earned under a barter agreement with OUTtv for programming rights.
The duration of the Company’s banner advertising commitments has ranged from one week to one year. Sponsorship advertising contracts have terms ranging from three months to two years and also involve more integration with the Company’s services, such as the placement of units that provide users with direct links to the advertiser’s website. Advertising revenue on both banner and sponsorship contracts is recognized ratably over the term of the contract, provided that no significant Company obligations remain at the end of a period and collection of the resulting receivables is reasonably assured, at the lesser of the ratio of impressions delivered over the total number of undertaken impressions or the straight-line basis. The Company’s obligations typically include undertakings to deliver a minimum number of “impressions,” or times that an advertisement appears in pages viewed by users of the Company’s websites. To the extent that these minimums are not met, the Company defers recognition of the corresponding revenue until the minimums are achieved.
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

Subscription services revenue from television services is recognized for the month in which programming is broadcast to viewers. The relevant cable or satellite television operator collects the fees from subscribers and pays to the Company its corresponding portion, typically within 90 days of receipt from the customer. Viewership counts are reported monthly by system operators. Generally, under the terms of the Company’s agreements with the cable, satellite and fiber-optic television operators, the Company is paid based on a percentage of the amount charged to subscribers, typically ranging from 40% to 50% of those charges, subject to a negotiated minimum dollar amount per subscriber and to any additional incentives that the Company may offer an operator for carrying its service for a specified period of time. These additional incentives may include the operator effectively retaining the full amount of monthly subscriber fees for a specified period, such as the first three months of a twelve-month period, before fees are paid to the Company. The incentives are recognized as a reduction of revenues. The Company recognizes revenue earned from viewers net of the portion retained by the relevant system operator. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company has the substantial risks and rewards of ownership under the terms of the transaction. If the Company is acting as a principal in a transaction, the Company reports revenue based on the gross amount billed to the ultimate customer. If the Company is acting as an agent in a transaction, the Company reports revenue on the net amount received from the customer after commissions and other payments to third parties. To the extent revenues are recorded on a gross basis, any commissions or other payments to third parties are recorded as expense so that the net amount (gross revenues less expense) is reflected in operating income (loss). Accordingly, the impact on operating income (loss) is the same whether the Company records revenue on a gross or net basis.
Deferred subscription revenue results from advance payments for premium online subscriptions to Gay.com and magazine subscriptions received from subscribers and is amortized on a straight-line basis over the subscription period. The Company provides an estimated reserve for magazine subscription cancellations at the time such subscription revenues are recorded.
Transaction services revenue from sales of Out magazine through traditional newsstands as well as other retail outlets is recognized based on the on-sale dates of magazines and is recorded based upon estimates of sales, net of product placement costs paid to resellers. Estimated returns from newsstand revenues are recorded based upon historical experience. Transaction revenue generated from the sale of books held in inventory is recognized when the books are shipped, net of estimated returns. Revenues from theatrical box office receipts are recognized as they are exhibited. Transaction services revenue derived from publicity and marketing consulting services related to theatrical motion picture releases provided to Regent Releasing was recognized as the services were performed.
Advertising Expense
Costs related to advertising and promotion are charged to sales and marketing expense as incurred. Direct-response advertising costs consist primarily of production costs associated with direct-mail promotion of magazine subscriptions. As of December 31, 2008 and 2009, the balance of unamortized direct-response advertising costs was approximately $930,000 and $350,000, respectively, and is included in prepaid expenses and other current assets. Total advertising costs in the years ended December 31, 2008 and 2009 were approximately $1,453,000 and $2,379,000, respectively.
Stock-Based Compensation
The Company does not have stock-based compensation expense.
Segment Reporting
The Company operates in one segment. Although the chief operating decision maker does review revenue results across the three revenue streams of advertising, subscription and transaction services, the profitability of each revenue stream is not measured separately. Financial reporting is consistent with the Company’s method of internal reporting where the profitability of the Company is measured on an overall basis since the chief operating decision maker evaluates, assesses performance and makes decisions on the allocation of resources at a consolidated results of operations level. The Company has no operating managers reporting to the chief operating decision maker over components of the enterprise for which separate financial information of revenue, results of operations and assets is available.

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
The Company has adopted guidance related to the accounting for uncertainty in income taxes which prescribes rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be taken in a tax return. The guidance prescribes a two-step approach which involves evaluating whether a tax position will be more likely than not (greater than 50 percent likelihood) sustained upon examination based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon settlement. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company has determined that there is no material impact on the financial position, results of operations or cash flows due to uncertain tax positions. The Company is not currently under examination by any taxing authority nor has the Company been notified of an impending examination. Due to the Company’s net operating loss carryforwards, the oldest tax year that remains open to possible evaluation and interpretation of the Company’s tax position is 1999.
Comprehensive Loss
Comprehensive loss includes net income (loss) and foreign currency translation adjustments and is reported in the Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss.
Income (Loss) Per Share
Basic net income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding during the period. Diluted net income per share (“Diluted EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The dilutive effect of outstanding warrants is computed using the treasury stock method. Common stock equivalents included in the denominator for purposes of computing basic and diluted net loss per share do not include 87,000 shares issuable upon conversion of warrants, as their effect would be anti-dilutive. Due to the net loss in year ended December 31, 2009, Basic EPS and Diluted EPS are the same, as the effect of potential common stock equivalents would be antidilutive.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

Year Ended
December 31,
2009
Numerator:
Net loss	$(15,338)

Denominator for basic and diluted net loss per share:
Weighted-average shares outstanding	18,894

Net loss per share:
Basic and diluted	$(0.81)

Recent Accounting Guidance
On January 1, 2009, the Company adopted new accounting guidance for business combinations as issued by the Financial Accounting Standards Board (the “FASB”). The new accounting guidance establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from previous guidance resulting from this new guidance include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. The new accounting guidance also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. As a result of the new accounting guidance, we expensed approximately $609,000 and $2,363,000 of transaction costs associated with the business combination during the fiscal years ended December 31, 2008 and 2009, respectively. See Note 2, “Business Combinations and Intangible Assets — Merger with PlanetOut Inc.”

On January 1, 2009, the Company adopted new accounting guidance by the FASB which originally included a delay in the effective date of fair value accounting for all nonfinancial assets and nonfinancial liabilities by one year, except those recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this accounting guidance did not have a material impact on the Company’s financial statements.
On January 1, 2009, the Company adopted new accounting guidance for assets acquired and liabilities assumed in a business combination as issued by the FASB. The new guidance amends the provisions previously issued by the FASB related to the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The new guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement. The adoption of this accounting guidance did not have a material impact on the Company’s financial statements.
During the second quarter of fiscal 2009, the Company adopted new accounting guidance for the determination of the useful life of intangible assets as issued by the FASB. The new guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance also requires expanded disclosure regarding the determination of intangible asset useful lives. The adoption of this accounting guidance did not have a material impact on the Company’s financial statements.
During the second quarter of fiscal 2009, the Company adopted new accounting guidance related to subsequent events as issued by the FASB. This new requirement establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of this accounting guidance did not have a material impact on the Company’s financial statements.
During the third quarter of fiscal 2009, the Company adopted the new Accounting Standards Codification (the “ASC”) as issued by the FASB. The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing U.S. GAAP. The adoption of the ASC did not have a material impact on the Company’s financial statements.
In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective for the Company during the first quarter of fiscal 2011. Early adoption is allowed. The Company is currently evaluating the impact of this accounting guidance on its financial statements.
In February 2010, the Company adopted new accounting guidance related to subsequent events as issued by the FASB. This guidance requires SEC filers to evaluate subsequent events through the date the financial statements are issued, but removes the requirement to disclose the date to which subsequent events were evaluated. The adoption of this accounting guidance did not have a material impact on the Company’s financial statements.

Note 2 — Business Combinations and Intangible Assets
Business Combinations
Merger with PlanetOut Inc.
On June 11, 2009, the HMI Entities and PlanetOut combined their businesses and became wholly-owned subsidiaries of the Company. As a result of the merger, the Company operates the businesses formerly conducted by the HMI Entities and PlanetOut.
On June 11, 2009, the owners of the HMI Entities contributed to the Company all of their interests in the HMI Entities, which constituted 100% of the ownership interest in each of those companies, in exchange for the common stock of the Company, $0.001 par value per share (the “Common Stock”). The aggregate number of shares of Common Stock received by the former owners of the HMI Entities equaled approximately 80% of the issued and outstanding shares of the Common Stock, or 16,630,140 shares.
On June 11, 2009, PlanetOut merged with a subsidiary of the Company. In connection with the merger, each of the issued and outstanding shares of PlanetOut’s common stock was exchanged for one share of the Common Stock and one share of the special stock of the Company, $0.001 par value per share (the “Special Stock”). The aggregate number of shares of Common Stock received by PlanetOut stockholders equaled approximately 20% of the issued and outstanding shares of the Common Stock, or 4,070,535 shares of such stock, and 100% of the issued and outstanding shares of the Special Stock, or 4,070,535 shares of such stock. In addition, the Company assumed warrants to purchase up to 87,000 shares of PlanetOut’s common stock in connection with the transaction and has reserved 87,000 shares of both Common Stock and Special Stock of the Company for issuance upon exercise of the warrants.
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
The results of operations for PlanetOut provided revenue of approximately $5,165,000 and net loss of approximately $2,449,000 for the period of June 11, 2009 to December 31, 2009 and have been included in the Company’s Statements of Operations.
Acquisition of LPI Media, Inc. and SpecPub, Inc. Assets
In August 2008, Here Publishing completed the acquisition of substantially all of the assets and assumption of certain liabilities of LPI and SPI the former magazine publishing operations of PlanetOut, for an aggregate purchase price of approximately $500,000. The assets of SPI were transferred out of the Company in December 2008 to Hyperion, a related party. See Note 12, “Discontinued Operations.”
Accounting guidance requires that the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed be recognized as goodwill. If the sum of the amounts assigned to assets acquired and liabilities assumed exceeds the cost of the acquired entity, the excess over cost is required to be allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the acquired noncurrent assets. As a result of such allocation of the excess over cost recognized in the Company’s acquisition of the LPI assets, the value assigned to the intangible assets was reduced by approximately $900,000.

A condensed, unaudited balance sheet reflecting the adjusted value of acquired assets and liabilities assumed as of the date of acquisition is as follows (in thousands):

Accounts receivable, net	$3,385
Inventory	900
Prepaid expenses and other current assets	1,095
Property and equipment, net	820
Intangible assets, net	430
Liabilities assumed	(6,130)

Total purchase price	$500

The Company evaluated the intangible assets, which consist of tradenames, as of December 31, 2009 and determined that there was no indication of impairment. The results of operations for LPI have been included in the Company’s Statements of Operations for the period subsequent to the acquisition date of August 13, 2008.
Pro Forma Information
Supplemental information on an unaudited pro forma basis, as if the PlanetOut merger and the acquisition of the LPI assets were completed at the beginning of each period presented, is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2009
	(Combined)	(Consolidated)

Revenue	$56,736	$33,059
Loss from continuing operations	$(16,739)	$(15,936)
Basic loss from continuing operations per share	$(0.81)	$(0.77)
Intangible Assets
The components of acquired intangible assets are as follows (in thousands):

	December 31, 2008			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Tradenames	$430	$—	$430	$1,292	$—	$1,292
Customer lists	—	—	—	605	70	535
Content database	—	—	—	506	99	407

	$430	$—	$430	$2,403	$169	$2,234

Intangible assets subject to amortization consist of customer lists and content databases with amortization periods of three to five years. As of December 31, 2009, the weighted-average useful economic life of customer lists and content databases being amortized was 4.1 years. During the years ended December 31, 2008 and 2009, the Company did not record amortization expense on its tradenames which it considers to be indefinitely lived assets. During the year ended December 31, 2009, amortization expense of intangible assets was approximately $169,000.
As of December 31, 2009, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:
2010	$290
2011	290
2012	191
2013	121
2014	50

$942

Note 3 — Other Balance Sheet Components

	December 31,	December 31,
	2008	2009
	(Combined)	(Consolidated)
	(In thousands)
Accounts receivable:
Trade accounts receivable	$4,559	$3,057
Less: Allowance for doubtful accounts	(191)	(213)
Less: Provision for returns	(519)	(429)

	$3,849	$2,415

During the year ended December 31, 2009, the Company sold accounts receivable of approximately $3,200,000 without recourse to related parties. See Note 5, “Related Party Transactions — Sale of accounts receivable to related parties.” During the year ended December 31, 2009, the Company sold accounts receivable of approximately $0.7 million under the Company’s factoring agreement. See Note 7, “Accounts Receivable Factoring.”
In the years ended December 31, 2008 and 2009, the Company provided for an increase in the allowance for doubtful accounts of approximately $222,000 and $401,000 respectively, and wrote-off accounts receivable against the allowance for doubtful accounts totaling approximately $251,000 and $443,000, respectively.
In the years ended December 31, 2008 and 2009, the Company provided for an increase in the provision for returns of approximately $891,000 and $1,831,000 respectively, and wrote-off accounts receivable against the provision for returns totaling approximately $811,000 and $1,921,000, respectively.

	December 31,	December 31,
	2008	2009
	(Combined)	(Consolidated)
	(In thousands)
Inventory:
Materials for future publications	$293	$148
Finished goods available for sale	573	457

	866	605
Less: reserve for obsolete inventory	(153)	(26)

	$713	$579

In the years ended December 31, 2008 and 2009, the Company provided for an increase in the provision for obsolete inventory of approximately $109,000 and $76,000 respectively, and wrote-off inventory against the reserve for obsolete inventory totaling approximately $157,000 and $203,000, respectively.

	December 31,	December 31,
	2008	2009
	(Combined)	(Consolidated)
	(In thousands)
Prepaid expenses and other current assets:
Unamortized direct-response advertising costs	$930	$350
Other prepaid expenses and other current assets	383	409

	$1,313	$759

	December 31,	December 31,
	2008	2009
	(Combined)	(Consolidated)
	(In thousands)
Property and equipment:
Computer equipment and software	$590	$1,922
Furniture and fixtures	817	861
Leasehold improvements	467	489
Website development costs	—	202

	1,874	3,474
Less: Accumulated depreciation and amortization	(855)	(2,095)

	$1,019	$1,379

In the years ended December 31, 2008 and 2009, the Company recorded depreciation and amortization expense of property and equipment of approximately $340,000 and $1,279,000, respectively.

	December 31,	December 31,
	2008	2009
	(Combined)	(Consolidated)
	(In thousands)
Accrued expenses and other liabilities:
Accrued payroll and related liabilities	$497	$1,345
Other accrued liabilities	794	2,042

	$1,291	$3,387

Note 4 — Program Broadcasting Rights
Program broadcasting rights are subject to amortization, and the balances are as follows:

	December 31,	December 31,
	2008	2009
	(Combined)	(Consolidated)
	(In thousands)
Program broadcasting rights:
Related parties	$18,319	$23,420
Non-related parties	1,498	2,608
Less accumulated amortization:
Related parties	(6,535)	(10,221)
Non-related parties	(559)	(1,230)

Program broadcasting rights	12,723	14,577
Less: current portion	3,864	2,606

Program broadcasting rights, less current portion	$8,859	$11,971

In the years ended December 31, 2008 and 2009, the Company recorded amortization expense related to program broadcasting rights of approximately $4,228,000 and $5,083,000, respectively. During the years ended December 31, 2008 and 2009, amortization expense included write-downs of zero and approximately $967,000, respectively, for certain programs purchased from related parties where unamortized program broadcasting rights exceeded estimated future net revenues.
As of December 31, 2009, expected future program broadcasting rights amortization is as follows (in thousands):

Fiscal Years:
2010	2,606
2011	2,029
2012	1,325
2013	1,093
2014	999
Thereafter	6,525

$14,577

Note 5 — Related Party Transactions
Related party revenue and expense
The Company had several one-year term publicity and marketing agreements with Regent Releasing, whose terms expired in the first quarter of fiscal 2009. Under these agreements, Regent Releasing agreed to pay a total of approximately $16,696,000 in consulting fees over the terms of the agreements for use of the Company’s marketing staff expertise in creating content and strategically releasing films and for providing assistance with marketing plans, press releases and advertising campaigns. The Company has several ongoing service agreements with Hyperion, Regent Releasing and RWS. Under the agreements with Hyperion, the Company provides circulation, production and information technology services for a monthly fee of approximately $13,000. Under the agreement with Regent Releasing and RWS, the Company provides distribution services in connection with motion pictures for a monthly fee of approximately $5,000. The Company has barter agreements with Regent Releasing and OUTtv. Under the agreement with Regent Releasing, Regent Releasing supplies program license rights to the Company in exchange for advertising in the Company’s print publications and on the Company’s websites. Under the barter agreement with OUTtv, the Company supplies program license rights to OUTtv in exchange for advertising time on OUTtv.
The following table summarizes related party revenue and expense (in thousands):

	Year Ended December 31,
	2008	2009
	(Combined)	(Consolidated)

Related party revenue:
Advertising services:
Regent Releasing	$—	$437

Total advertising services revenue from related parties	—	437

Transaction services:
Regent Releasing	14,017	2,680
Hyperion	—	138
OUTtv	—	295
Regent Releasing / RWS	—	12

Total transaction services revenue from related parties	14,017	3,125

Total revenue from related parties	$14,017	$3,562

Related party expense:
Cost of revenue:
Regent Releasing	$—	$1

Total cost of revenue to related parties	—	1

Sales and marketing expense:
OUTtv	—	24

Total cost of revenue to related parties	—	24

Total expense to related parties	$—	$25

Related party deferred revenue
As of December 31, 2008 and 2009, the Company had outstanding deferred license fee revenue of zero and approximately $1,200,000, respectively, included in deferred revenue from Oxford Media related to licensing rights sub-licensed by the Company to Oxford Media to distribute certain motion picture and television programs.
Related party receivables/payables
At December 31, 2008 and 2009, the Company had outstanding approximately $818,000 and zero of funds due to various companies affiliated through common ownership, respectively. At December 31, 2008 and 2009, the Company had outstanding approximately zero and $134,000 of funds due from, various companies affiliated through common ownership, respectively. The amounts are unsecured, non-interest bearing and due on demand.

At December 31, 2008, the Company had outstanding commitments of approximately $10,352,000 and $415,000 in programming license fees payable to Studios Funding and Convergent Funding, respectively. At December 31, 2009 the Company had outstanding commitments of approximately $11,387,000, $2,006,000 and $1,092,000 in programming license fees payable to Studios Funding, Convergent Funding and Regent Studios, respectively. The license fees payable pertain to license rights for films and TV programs.
At December 31, 2009, the Company had outstanding approximately $413,000 and $270,000 of receivables due from Regent Releasing and OUTtv, respectively, related to barter agreements.
Program broadcasting rights
During the year ended December 31, 2008, the Company licensed approximately $3,115,000 and $415,000 of programming from Studios Funding and Convergent Funding, respectively. During the year ended December 31, 2009, the Company licensed approximately $2,452,000, $1,700,000, $1,441,000 and $744,000 of programming from Studios Funding, RWS, Convergent Funding and Regent Releasing, respectively. During the years ended December 31, 2008 and 2009, the Company made payments for programming licenses of approximately $362,000 and $1,775,000, respectively, to Studios Funding and RWS.
At December 31, 2008 and 2009, the Company’s carrying value for program broadcasting rights purchased from related parties amounted to: approximately $7,399,000 and $7,292,000, respectively, from Regent Studios; $3,862,000 and $3,553,000, respectively from RWS; $372,000 and $2,250,000, respectively from Convergent Funding; and $151,000 and $104,000, respectively, from Regent Releasing.
Sale of accounts receivable to related parties
During the year ended December 31, 2009, the Company sold accounts receivable of approximately $3,200,000 without recourse to Mr. Colichman and Mr. Jarchow and received $3,200,000 in cash.
Note 6 — Lines of Credit from Related Parties
On August 17, 2009, the Company entered into a line of credit agreement with Paul A. Colichman and a separate line of credit agreement with Stephen P. Jarchow (collectively, the “Agreements”), which set forth the terms upon which Mr. Colichman and Mr. Jarchow (collectively, the “Lenders”) may lend up to $2,000,000 and $3,000,000, respectively, to the Company in their respective discretion as and when requested by the Company and agreed to by Mr. Colichman and Mr. Jarchow from time to time until August 17, 2011.
The outstanding principal balance of advances made under the Agreements accrue interest at a rate equal to the U.S. prime rate, as set forth in the Wall Street Journal, plus 1.00% per annum (4.25% at December 31, 2009). Advances made under the Agreements are secured by the collateral specified in the Agreements, including certain domain names owned or under the control of the Company, trademarks and tradenames. The Agreements provide for customary events of default. Upon an event of default, the Lenders may declare all or any part of the outstanding principal balance of the advances to be immediately due and payable. During the year ended December 31, 2009, the Company borrowed approximately $4,018,000 and made repayments of approximately $241,000 under the Agreements, and recognized approximately $58,000 of interest expense related to those borrowings.
Note 7 — Accounts Receivable Factoring
On December 14, 2009, the Company entered into a Purchase and Sale Agreement/Security Agreement (the “Agreement”) with Amegy Bank National Association, providing the Company with a facility with which to finance accounts receivable of the Company. Under the terms of the Agreement, the Company can sell accounts receivable from time to time at an annual discount rate ranging from 6.6% to 20% based on the collection date of the receivables. During the year ended December 31, 2009, the Company sold approximately $744,000 of accounts receivable under this agreement and recorded restricted cash of approximately $150,000 related to reserve requirements. Costs associated with the Agreement were not material during the year ended December 31, 2009. These transactions are accounted for as sales because the Company has relinquished control of the receivables. Accordingly, receivables sold under this facility are excluded from accounts receivables in the Balance Sheets.

Note 8 — Commitments and Contingencies
January 2008 Severance Plan
Certain employees acquired through the PlanetOut business combination were provided in January 2008 with an incentive to remain committed to the Company’s business (the “Severance Plan”). The Severance Plan provides for certain cash payments in the event of termination without cause. The Company made payments of approximately $248,000 under the Severance Plan in the year ended December 31, 2009. As of December 31, 2009, the Company estimates that the total outstanding potential payments remaining under the Severance Plan that have not been paid or accrued to date is approximately $104,000. The actual amounts may vary as they depend on numerous factors outside of the Company’s control, such as whether the eligible participants choose to remain with the Company.
Employment Agreements
The Company has entered into employment agreements with certain senior executives for various terms up to three years. Aggregate future commitments under these agreements are as follows (in thousands):

Fiscal Years:
2010	$1,205
2011	397
2012	134

$1,736

Operating Leases
The Company leases office space, its operating facility and certain broadcasting equipment under noncancelable operating leases with various expiration dates through October 31, 2013. The Company recognizes rent expense on a straight-line basis over the lease period. The Company subleases certain of its leased facilities to third party tenants. Rent expense under the Company’s operating leases in the years ended December 31, 2008 and 2009, was approximately $1,033,000 and $1,755,000, respectively.
Future annual minimum lease payments under all noncancelable operating leases and future rental income under all noncancelable subleases are as follows (in thousands):

	Future	Future
	Lease	Rental
Year Ending December 31,	Payments	Income
2010	$2,539	$410
2011	1,698	367
2012	1,312	188
2013	346	—

	$5,895	$965

Capital Leases
As of December 31, 2009, the future minimum lease payments under noncancelable capital leases are as follows (in thousands):

Year Ending December 31,	Capital Leases
2010	$320
2011	94
2012	33
2013	20

Total minimum lease payments	467
Less: Amount representing interest	(63)

Present value of capital lease obligations	404
Less: Current portion	(273)

Long-term portion of capital lease obligations	$131

As of December 31, 2008 and 2009, the Company held property and equipment under capital leases with a cost of $152,000 and $379,000, respectively. The accumulated amortization on these assets was $22,000 and $260,000 as of December 31, 2008 and 2009, respectively.
Co-location Facility Agreement
The Company has co-location facility agreements with two third-party service providers which provide space for the Company’s network servers and committed levels of telecommunications bandwidth. The Company pays a minimum monthly fee of approximately $22,000 for these services. In the event that bandwidth exceeds an allowed variance from committed levels, the Company pays for additional bandwidth at a set monthly rate. Future total minimum payments under these agreements are approximately $126,000 for 2010.
Contingencies
The Company is not currently subject to any material legal proceedings. The Company may from time to time, however, become a party to various legal proceedings arising in the ordinary course of business. The Company may also be indirectly affected by administrative or court proceedings or actions in which the Company is not involved but which have general applicability to the Internet industry.
Note 9 — Stockholders’ Equity
Common Stock
The Company has 40,000,000 shares of Common Stock authorized with a par value of $0.001 per share. The Company had 16,630,140 and 20,700,675 common shares issued and outstanding at December 31, 2008 and 2009. The Company issued 16,630,140 shares of Common Stock to the former owners of the HMI Entities and 4,070,535 shares of Common Stock to the former owners of PlanetOut common stock in the business combination on June 11, 2009. Since the HMI Entities have been determined to be the acquiring entity in the business combination, and the historical information for the HMI Entities is presented as combined with Here Media, the Common Stock issued to the former owners of the HMI Entities is presented as issued and outstanding for all periods presented. See Note 1, “The Company and Summary of Significant Accounting Policies — The Company,” and Note 2, “Business Combinations and Intangible Assets — Merger with PlanetOut Inc.,” for more detail.
Preferred Stock
The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. The Company had no preferred shares issued and outstanding at December 31, 2008 and 2009.
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

Note 10 — Restructuring
In July 2009, the Company’s management committed to a restructuring plan to align the Company’s resources with its strategic business objectives. The restructuring included a reduction of the Company’s total workforce by approximately 24%, or a total of 39 employees, and the consolidation of certain facilities. Restructuring costs of approximately $1,688,000, related to employee severance benefits of approximately $243,000 and net facilities consolidation expenses of approximately $1,445,000 were recorded during the year ended December 31, 2009. The Company completed this restructuring in the fourth quarter of fiscal 2009, with certain payments continuing beyond the fourth quarter of fiscal 2009 in accordance with the terms of existing severance and other agreements.
The following is a summary of the restructuring activities:

				Accrued
				Restructuring
	Restructuring	Cash	Non-cash	As of
	Charges	Payments	Charges	December 31, 2009
	(In thousands)
Termination benefits	$243	$(233)	$—	$10
Facilities consolidation expenses	1,445	(761)	(171)	513

Total	$1,688	$(994)	$(171)	$523

Note 11 — Income Taxes
The provision for income taxes was approximately $14,000 and $43,000 in the years ended December 31, 2008 and 2009. The Company’s effective tax rate differs from the federal statutory rate, primarily due to losses incurred before the business combination on June 11, 2009, non-deductible acquisition transaction costs and an increase in the deferred income tax valuation allowance.
The following is a reconciliation of the difference between the applicable federal statutory rate and the actual provision for income taxes as a percentage of income (loss) before income taxes:

	Year Ended December 31,
	2008	2009
	(Combined)	(Consolidated)

Provision at statutory rate	—%	(34.0%)
State taxes, net of federal benefit	—	(5.8)
Permanent differences	—	20.4
State tax payable	—	(0.3)
Federal benefit	—	0.1
Change in valuation allowance	—	19.3

Net tax provision	—%	(0.3%)

The statutory rate for the year ended December 31, 2008 is zero because the Company’s owners were responsible for paying the income taxes related to their share of the Company’s taxable income or loss on their own income tax returns prior to the business combination on June 11, 2009. See Note 2, “Business Combinations and Intangible Assets — Merger with PlanetOut Inc.”
The components of temporary differences which give rise to deferred taxes are (in thousands):

	Year Ended December 31,
	2008	2009
	(Combined)	(Consolidated)

Deferred tax assets:
Net operating loss carryforwards	$—	$3,848
Depreciation and amortization	—	(1,341)
Other	—	423

	—	2,930
Less: Valuation allowance	—	(2,930)

	$—	$—

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax assets. There was no valuation allowance as of December 31, 2008 because the Company was not subject to federal corporate income tax prior to the business combination on June 11, 2009, as explained above. Additionally, see Note 2, “Business Combinations and Intangible Assets — Merger with PlanetOut Inc.” The valuation allowance increased by approximately $2,930,000 in the year ended December 31, 2009.
The availability of the net operating losses to offset future taxable income were limited as a result of ownership changes in the current year, pursuant to Internal Revenue Code (the “Code”) Section 382. As of December 31, 2009, the Company’s post-business combination consolidated federal and California net operating loss carryovers were $8,809,000 and $7,106,000, respectively, and will expire to the extent not utilized after 2029. In addition, PlanetOut had substantial net operating loss carryovers and built-in loss deductions which are subject to limitation under Section 382 to approximately $41,000 per year over the next 20 years and are also limited to PlanetOut’s post-acquisition income. These net operating loss carryforwards represent losses incurred after the change in ownership as well as losses incurred prior to the ownership change net of the Section 382 limitation. The Section 382 limitation is calculated as the value of the Company at the time of the ownership change multiplied by a statutory rate of return as defined by the Code Section. Net operating loss limitations under Section 382 may significantly impact the timing and amount of future income tax obligations, if any.
Note 12 — Discontinued Operations
In August 2008, the Company completed the purchase of assets and assumption of certain liabilities of LPI and SPI. See Note 2, “Business Combinations and Intangible Assets.” The assets, liabilities and business operations of SPI were transferred from the Company to a related party in December 2008 and are reflected as discontinued operations in the financial statements.
The results of discontinued operations for the business previously conducted under SPI for the period from August 13, 2008 to December 31, 2008 were as follows (in thousands):

Total revenue	$1,063
Operating costs and expenses:
Cost of revenue	684
Sales and marketing	193
General and administrative	184
Depreciation and amortization	19

Total operating costs and expenses	1,080

Loss from discontinued operations, net of taxes	$(17)

Note 13 — Subsequent Event
On March 29, 2010, the Company announced a new affiliate agreement with NBC News Channel (“News Channel”), an NBC News unit that provides content services to NBC television affiliates and other selected news outlets around the world. Under the Subscription Agreement and Reciprocal License with News Channel, the Company will utilize News Channel’s worldwide resources to create news segments that will be available online on Advocate.com and on the Company’s other media properties and News Channel may access the Company’s talent and content when reporting on important gay issues to its predominantly mainstream audiences.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 8A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that, due to resource constraints, management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting.
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 8B.	Other Information
None.
PART III

Item 9.	Directors, Executive Officers and Corporate Governance
Incorporated by reference to the Company’s Information Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

Item 10.	Executive Compensation
Incorporated by reference to the Company’s Information Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference to the Company’s Information Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

Item 12.	Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference to the Company’s Information Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

Item 13.	Principal Accounting Fees and Services
Incorporated by reference to the Company’s Information Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.
PART IV

Item 14.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
Financial Statements; See Index to Financial Statements at Item 7 on page 16 of this report.
Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number	Description of Documents
2.1
Agreement and Plan of Merger, dated as of January 8, 2009, by and among Here Media Inc., PlanetOut Inc., HMI Merger Sub, Inc. and other parties signatory thereto (incorporated by reference to Annex C to the Form 242(b) filing with the SEC on May 20, 2009, supplementing the Prospectus filed on the Registration Statement on Form S-4, effective May 14, 2009)

2.2
First Amendment to Agreement and Plan of Merger, dated as of April 27, 2009, by and among PlanetOut Inc., Here Media Inc., HMI Merger Sub, Inc. and the HMI Owners and HMI Entities signatory thereto (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to the Registration Statement on Form S-4 filed with the SEC on April 30, 2009)

2.3
Letter Agreement, dated as of May 13, 2009, by PlanetOut Inc. and Here Media Inc. (incorporated by reference to Exhibit 2.3 to Amendment No. 4 to the Registration Statement on Form S-4 filed with the SEC on May 14, 2009)

2.4
Second Amendment to Agreement and Plan of Merger, dated as of June 1, 2009, by and among PlanetOut Inc., Here Media Inc., HMI Merger Sub, Inc. and the HMI Owners and HMI Entities signatory thereto (incorporated by reference to Exhibit 2.1 to PlanetOut Inc.’s current report on Form 8-K filed on June 4, 2009)

3.1
Amended and Restated Certificate of Incorporation of Here Media Inc. (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on June 10, 2009)

3.2
Amended and Restated Bylaws of Here Media Inc. (incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on June 10, 2009)

4.1
Form of Certificate representing the Common Stock, par value $0.001 per share, of Here Media Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed with the SEC on January 15, 2009)

4.2
Form of Certificate representing the Special Stock, par value $0.001 per share, of Here Media Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on March 5, 2009)

10.1
Employment Agreement, dated as of December 15, 2005, between Regent Worldwide Sales, LLC (“RWS”) and Tony Shyngle, as amended by Letter Agreement, dated as of July 18, 2007, and further amended by Letter Agreement, dated as of July 6, 2009 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, File No. 000-53690, filed with the SEC on August 14, 2009)

10.2
Bill of Sale, Assignment and Indemnification Agreement, dated as of May 12, 2009, between Regent Entertainment Media Inc. and Stephen P. Jarchow and Paul Colichman (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, File No. 000-53690, filed with the SEC on August 14, 2009)

10.3
First Amendment To Bill of Sale, Assignment and Indemnification Agreement, effective as of May 12, 2009, between Regent Entertainment Media Inc. and Stephen P. Jarchow and Paul Colichman (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, File No. 000-53690, filed with the SEC on August 14, 2009)

Exhibit
Number	Description of Documents
10.4
Bill of Sale, Assignment and Indemnification Agreement, dated as of June 5, 2009, between Regent Entertainment Media Inc. and Stephen P. Jarchow and Paul Colichman (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, File No. 000-53690, filed with the SEC on August 14, 2009)

10.5
First Amendment To Bill of Sale, Assignment and Indemnification Agreement, effective as of June 5, 2009, between Regent Entertainment Media Inc. and Stephen P. Jarchow and Paul Colichman (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, File No. 000-53690, filed with the SEC on August 14, 2009)

10.6
Line of Credit Agreement, dated as of August 17, 2009, between Here Media Inc. and Stephen P. Jarchow (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, File No. 000-53690, filed with the SEC on November 13, 2009)

10.7
Line of Credit Agreement, dated as of August 17, 2009, between Here Media Inc. and Paul A. Colichman (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, File No. 000-53690, filed with the SEC on November 13, 2009)

10.8	Purchase and Sale Agreement/Security Agreement, dated December 14, 2009, between Amegy Bank National Association and Here Media Inc., Here Publishing Inc., PlanetOut Inc. and Here Networks L.L.C.

21.1	List of subsidiaries.

24.1	Power of Attorney (see the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March 2010.

HERE MEDIA INC.
By:	/s/ TONY SHYNGLE
Tony Shyngle
Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Paul A. Colichman and Tony Shyngle, and both of them, such person’s true and lawful attorneys-in-fact and agents, each with full power of substitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming that each of said attorneys-in-fact and agents or any of them, or such person or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
IN WITNESS WHEREOF, each of the undersigned has executed this power of attorney as of the date indicated.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL A. COLICHMAN Paul A. Colichman	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2010

/s/ TONY SHYNGLE Tony Shyngle	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2010

/s/ STEPHEN P. JARCHOW Stephen P. Jarchow	Chairman of the Board of Directors	March 30, 2010