Form 10-K/A
period 2009-12-31
Here Media Inc.
filed 2010-04-30
CIK 1453625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission File Number: 000-53690
HERE MEDIA INC.
(Exact name of registrant as specified in its charter)

DELAWARE	26-3962587
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

10990 WILSHIRE BOULEVARD, PENTHOUSE,
LOS ANGELES, CA	90024
(Address of principal executive offices)	(Zip Code)
(310) 806-4288
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

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
As of March 31, 2010, there were 20,700,675 shares of the registrant’s common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Not applicable

EXPLANATORY NOTE
We are filing this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2009 to amend our Form 10-K originally filed with the Securities and Exchange Commission, or the SEC, on March 31, 2010. We are filing this amendment solely for the purpose of providing information required by Part III of Form 10-K, because we do not anticipate that our Information Statement for our 2010 Annual Meeting of Stockholders will be filed within 120 days after the end of our 2009 fiscal year. In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rules 12b-15 and 13a-14(a) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”), we are including with this Amendment No. 1 currently dated certifications required by such Rules.
Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K.
Special Note Regarding Forward-Looking Statements
Certain statements set forth in this Annual Report on Form 10-K/A for the year ended December 31, 2009, constitute “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, company performance or financial results. Forward-looking statements include statements concerning the possible or assumed future results of operations of the Company. Such statements typically are preceded by, followed by or include words such as “future,” “potential,” “anticipate(s),” “expect,” “believe(s),” “intend,” “estimate,” “predict,” “may,” “see,” “plan,” “further improve,” “outlook,” “should,” or similar words or phrases. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions, many of which are outside of our control or our ability to accurately predict. You should understand that many factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially and adversely from those expressed in our forward-looking statements. Additional information concerning these important factors can be found in our filings with the Securities and Exchange Commission (“SEC”). Forward-looking statements in this Annual Report on Form 10-K/A should be evaluated in light of these important factors.
You should not place undue reliance on the forward-looking statements included in this Annual Report on Form 10-K/A, which apply only as of the date of this Annual Report on Form 10-K/A. We expressly disclaim any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Annual Report on Form 10-K/A to reflect changes in circumstances or expectations or the occurrence of unanticipated events, except to the extent required by applicable securities laws.

i

PART III

Item 9.	Directors, Executive Officers and Corporate Governance
Here Media Inc. (“Here Media” or the “Company”) is the parent company of Here Networks, LLC (“Here Networks”), Here Publishing Inc. (formerly named Regent Entertainment Media Inc.) (“Here Publishing”) and PlanetOut Inc. (“PlanetOut”). We refer to Here Networks and Here Publishing collectively as the “HMI Entities.” Here Media was incorporated in Delaware in January 2009 in connection with the business combination of the HMI Entities and PlanetOut, which was completed on June 11, 2009. References to “we,” “us” and “our” are used to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted.
DIRECTORS AND EXECUTIVE OFFICERS
Our certificate of incorporation and bylaws provide that our Board of Directors, or the Board, is divided into three classes, with each class having a three-year term. Only persons elected by a majority of the remaining directors may fill vacancies on our Board. A director elected by our Board to fill a vacancy in a class (including a vacancy created by an increase in the number of directors) will serve until the next election of the class for which this director has been elected and until his or her successor has been duly elected and qualified. Our Board presently has two members and one vacancy.
The following table sets forth information regarding our current directors and executive officers:

			Expiration of
Name	Age	Position	Initial Term
Paul A. Colichman	48	Chief Executive Officer and President, Director	2011
Stephen P. Jarchow	58	Chairman of the Board of Directors	2012
Tony Shyngle	49	Chief Financial Officer	N/A
Paul A. Colichman is the Chief Executive Officer and President of Here Media and has served in this capacity since the completion of the business combination between the HMI Entities and PlanetOut in June 2009. Prior to the business combination, Mr. Colichman served as the Chief Executive Officer of Here Networks since it commenced operations in 2004 and Here Publishing since it commenced operations in 2008. Mr. Colichman’s career in the motion picture industry has spanned 34 years, and over the course of his career, Mr. Colichman has been involved in the production and distribution of over 200 motion pictures. He has also produced or created thousands of hours of television programming, including made-for-TV movies, talk shows, live events and original series. Mr. Colichman holds a B.A. and an MBA (with honors) from UCLA.
Stephen P. Jarchow is the Chairman of the Board of Directors of Here Media and has served in this capacity since the completion of the business combination between the HMI Entities and PlanetOut in June 2009. Prior to the business combination, Mr. Jarchow served as the Chairman of the Board of Directors of Here Networks since it commenced operations in 2004 and Here Publishing since it commenced operations in 2008. Mr. Jarchow is also Chairman of Jarchow Investment Group since 1990. Mr. Jarchow’s career in the media and entertainment industry has spanned 17 years, and over the course of his career, Mr. Jarchow has been involved in the production or distribution of more than 150 motion pictures. He serves on the Board of Trustees of Otis College of Art and Design since 2007 and has been an adjunct professor of entertainment law at Southern Methodist University. He began his career as a tax and real estate lawyer and subsequently became a partner at Lincoln Property Company from 1983 through 1987, a Texas-based international real estate development company, and a senior managing director at Bear Stearns & Co. Inc. from 1987 through 1989. Mr. Jarchow received a B.B.A., M.S. and J.D. (with honors) from the University of Wisconsin-Madison. Mr. Jarchow has written five books on real estate and finance.

Tony Shyngle is the Chief Financial Officer of Here Media and has served in this capacity since the completion of the business combination between the HMI Entities and PlanetOut in June 2009. Mr. Shyngle is also the Principal Accounting Officer of Here Media, which office he has held since January 2009. Prior to the business combination, Mr. Shyngle served as the Senior Vice President of Finance and Operations of Here Networks and Here Publishing, which offices he held from July 2007 and August 2008, respectively, to June 2009. Mr. Shyngle served as Executive Vice President of Accounting and Corporate Controller of Regent Worldwide Sales, LLC from December 2005 and September 2004, respectively, through July 2007. Prior to joining Regent Worldwide Sales, LLC in September 2004, Mr. Shyngle served as the Director of Accounting in the theatrical film and television group at NBCUniversal. Mr. Shyngle was an Auditor at Deloitte & Touche, LLP, where he was involved in financial statement audits, SEC filings, initial public offerings, and internal control audits of multinational corporations. Mr. Shyngle has several years of diversified financial management experience and holds a B.S. in Accounting from California State University, Los Angeles. He is a Certified Public Accountant (inactive) in the State of California.
BOARD MEETINGS AND COMMITTEES
Board Meetings
Given the size of the Company and its Board, much of the Board’s decision making is accomplished through telephone calls and informal meetings or through resolutions adopted by written consent of the directors. In 2009, the Board held one formal Board meeting which was attended by all of the directors.
Audit Committee
Our Board functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent registered public accounting firm; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. Our stock is not listed on any stock exchange and we are therefore not required to have an audit committee comprised of independent directors.
Compensation and Nominating Committees
As noted above, we are not a “listed company” and are therefore not required to have, and do not currently have, a compensation committee or a nominating committee of our Board. Our Board performs some of the same functions as a nominating committee including: (i) reviewing Board structure, composition and practices; (ii) soliciting and reviewing qualifications of candidates for election to our Board; (iii) overseeing compliance with our Code of Business Conduct and Ethics; and (iv) overseeing compliance with corporate governance requirements.
Our bylaws contain provisions that address the process by which a stockholder may nominate an individual to stand for election to our Board at our annual meeting of stockholders. In addition, the Board will consider qualified candidates suggested by stockholders for nomination to serve as directors. Any stockholder who wishes to recommend a prospective director nominee for the Board’s consideration may do so by giving the candidate’s name and qualifications in writing to the attention of our corporate secretary at our principal executive offices at 10990 Wilshire Boulevard, Penthouse, Los Angeles, CA 90024. We will forward suggestions that we receive to the Board for further review and consideration. Stockholder suggestions are encouraged to be submitted to our corporate secretary at least six months prior to the one-year anniversary of the previous year’s annual meeting of stockholders to ensure time for meaningful consideration.
CODE OF BUSINESS CONDUCT AND ETHICS
We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to our chief executive officer and senior financial officers; including our chief financial officer, who is also our principal accounting officer; and controller, as well as to all of our employees and directors. The Code can be viewed on our corporate website at http://www.heremedia.com/company/code_of_business_conduct_and_ethics.html. We intend to disclose any amendments to, or waivers from, the Code provisions applicable to our chief executive officer and senior financial officers, including our chief financial officer, principal accounting officer and controller, or with respect to the required elements of the Code on our corporate website as well.

Item 10.	Executive Compensation
COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS
Directors are paid annual fees of $24,000 each for their service as directors. Messrs. Colichman and Jarchow have each elected to receive salaries of $1.00 for their services as executive officers during the first year following consummation of the business combination between the HMI entities and PlanetOut in June 2009.
The following table sets forth information regarding the total compensation paid to our directors and executive officers for their services for the period from June 11, 2009 through December 31, 2009.
Summary Compensation Table

				All Other
Name and Principal Position	Period	Salary	Bonus	Compensation		Total

Paul A. Colichman Chief Executive Officer, President and Director	June 11, 2009 – December 31, 2009	$1	$—	$14,000	(1)	$14,001

Stephen P. Jarchow Chairman of the Board of Directors	June 11, 2009 – December 31, 2009	$1	$—	$14,000	(1)	$14,001

Tony Shyngle Chief Financial Officer	June 11, 2009 – December 31, 2009(2)	$102,964	$—	$3,757	(3)	$106,721

Andrew Tow(4) Chief Operating Officer of Here Networks	June 11, 2009 – December 31, 2009	$366,268	$—	$435	(5)	$366,703

(1)	This amount represents $14,000 of fees for services as a director earned during the period from June 11, 2009 through December 31, 2009, but not paid as of December 31, 2009.

(2)	Mr. Shyngle became an executive officer on July 17, 2009.

(3)	This amount includes $3,427 of 401(k) plan matching contributions and $330 of disability insurance premiums treated as additional compensation.

(4)	Mr. Tow is the Chief Operating Officer of Here Networks.

(5)	This amount represents $435 of disability insurance premiums treated as additional compensation.
EMPLOYMENT AGREEMENTS
Under the employment agreement with Mr. Shyngle, Mr. Shyngle will be paid his base salary for a term of six months from the date of termination, or $125,000, if he is terminated by the Company without cause, or if Mr. Shyngle terminates the employment agreement due to a material breach of the employment agreement by the Company, relocation of the Company’s principal executive offices in excess of thirty miles from Los Angeles, California during the term of the employment agreement without Mr. Shyngle’s prior written consent or a filing for bankruptcy protection or reorganization by the Company.
OPTIONS / SAR GRANTS / OTHER LONG TERM COMPENSATION
We did not grant stock awards, stock options or stock appreciation rights during the year ended December 31, 2009, nor do we have any of such rights outstanding from prior years. We do not provide non-equity incentive plan compensation or non-qualifying deferred compensation.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The table below sets forth information regarding the beneficial ownership of our common stock as of March 31, 2010 by: (i) each person or entity known by us to own beneficially more than 5% of our outstanding shares of common stock; (ii) each executive officer named in the Summary Compensation Table; (iii) each director; and (iv) all executive officers and directors as a group. The percentage of beneficial ownership is based on 20,700,675 shares outstanding as of March 31, 2010.

	Beneficial Ownership (1)
	Number of	Percent of
Name and Address of Beneficial Owner	Shares	Class
Greater than 5% Stockholders
Here Management LLC (2)	15,590,756	75%
Officers and Directors
Stephen P. Jarchow (3)	623,630	3%
Paul A. Colichman (3)	415,754	2%
Tony Shyngle	—	—
All executive officers and directors as a group (3 persons)	1,039,384	5%

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the persons and entities named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. The principal address of each of the persons and entities named in this table is: c/o Here Media Inc., 10990 Wilshire Boulevard, Penthouse, Los Angeles, California 90024.

(2)	Mr. Jarchow owns 51%, Mr. Colichman owns 35% and Mr. Andrew Tow owns 10% of the membership interests in, and are the only voting members of, Here Management LLC.

(3)	Does not include 15,590,756 shares owned by Here Management LLC.

Item 12.	Certain Relationships and Related Transactions, and Director Independence
CERTAIN RELATIONSHIPS AND TRANSACTIONS
During the year ended December 31, 2009, we sold accounts receivable of approximately $3,200,000 without recourse to Mr. Colichman and Mr. Jarchow and received $3,200,000 in cash.
In August 2009, we entered into a line of credit agreement with Mr. Colichman and a separate line of credit agreement with Mr. Jarchow (collectively, the “Agreements”), which set forth the terms upon which Mr. Colichman and Mr. Jarchow (collectively, the “Lenders”) may lend up to $2,000,000 and $3,000,000, respectively, to us in their respective discretion as and when requested by us from time to time until August 17, 2011. The outstanding principal balance of advances made under the Agreements accrue interest at a rate equal to the U.S. prime rate, as set forth in the Wall Street Journal, plus 1.00% per annum (4.25% at December 31, 2009). Advances made under the Agreements are secured by the collateral specified in the Agreements, including certain domain names owned by us or under our control, trademarks and tradenames. The Agreements provide for customary events of default. Upon an event of default, the Lenders may declare all or any part of the outstanding principal balance of the advances to be immediately due and payable. During the year ended December 31, 2009, the largest amount of our borrowings under the Agreements outstanding at any time was approximately $4,018,000, we made repayments of approximately $241,000 under the Agreements and we recognized approximately $58,000 of interest expense related to those borrowings. As of December 31, 2009, we had approximately $3,835,000 of principal outstanding under the Agreements.
Here Management, LLC (“Here Management”) is the controlling stockholder of Here Media and is 51% owned by Mr. Jarchow, and 35% owned by Mr. Colichman. Mr. Jarchow and Mr. Colichman are also the majority stockholders of Regent Releasing LLC (“Regent Releasing”), Oxford Media LLC (“Oxford Media”), Studios Funding LLC (“Studios Funding”), Convergent Funding LLC (“Convergent Funding”), Regent Studios LLC (“Regent Studios”), Hyperion Media LLC (“Hyperion”), Regent Worldwide Sales LLC (“RWS”), Regent Entertainment International Inc. and Regent Entertainment Partnership, L.P. (collectively, the “Affiliates”). During the years ended December 31, 2008 and 2009, we were a party to agreements with certain of the Affiliates related to publicity and marketing agreements, service agreements, barter agreements, expense sharing arrangements, and the acquisition, licensing or distribution of programming and motion pictures.
Publicity and marketing agreements
We had several one-year publicity and marketing agreements with Regent Releasing, whose terms expired in the first quarter of fiscal 2009. Under these agreements, Regent Releasing agreed to pay a total of approximately $16,696,000 in consulting fees over the terms of the agreements for use of our marketing staff expertise in creating content and strategically releasing films and for providing assistance with marketing plans, press releases and advertising campaigns. During the years ended December 31, 2008 and 2009, we recognized revenue of approximately $14,017,000 and $2,680,000, respectively, under these agreements.
Service agreements
We have three ongoing service agreements with Hyperion. Under the agreements with Hyperion, we provide circulation, production and information technology services for a monthly fee of approximately $13,000. During the years ended December 31, 2008 and 2009, we recognized revenue of zero and approximately $138,000, respectively, under the agreements with Hyperion.
Barter agreements
We have barter agreements with Regent Releasing under which Regent Releasing supplies us with program license rights in exchange for advertising in our print publications and on our websites. During the years ended December 31, 2008 and 2009, we recognized revenue of zero and approximately $437,000, respectively, and cost of revenue of zero and approximately $1,000, respectively, under the barter agreements with Regent Releasing.

Expense sharing arrangements
We and our Affiliates share certain general and administrative expenses. Expenses shared by us and our Affiliates require the use of judgments and estimates in determining the allocation of expenses. Prior to the business combination on June 11, 2009, these shared expenses included salary and other non-payroll related costs. Allocation of salary costs between us and our Affiliates was performed on an individual employee basis and was based upon the proportionate share of each employee’s time spent per affiliate company. Non-payroll costs, such as insurance, office rent, utilities, information technology and other office expenses were allocated in proportion to allocated payroll costs. Subsequent to the business combination on June 11, 2009, the sharing of employees with our Affiliates has been eliminated and non-payroll costs have been allocated between us and our Affiliates based primarily on usage. Our management believes the allocation methodology is reasonable and represents management’s best available estimate of actual costs incurred by each company.
Acquisition, licensing or distribution of programming and motion pictures
During the year ended December 31, 2009, we received approximately $1,200,000 from Oxford Media for sub-licensing rights to distribute certain motion picture and television programs.
During the year ended December 31, 2008, we entered into license agreements with Studios Funding and Convergent Funding for programming rights, which agreements provided for payments aggregating approximately $3,115,000 and $415,000, respectively, over terms of one to 15 years. During the year ended December 31, 2009, we entered into license agreements with Studios Funding, RWS, Convergent Funding and Regent Releasing for programming rights, which agreements provided for payments aggregating approximately $2,452,000, $1,700,000, $1,441,000 and $744,000, respectively, over terms of one to 15 years. Rights to programs available for broadcast under program license agreements are initially recorded at the beginning of the license period on the basis of the amounts of total license fees payable under the license agreements and are charged to operating expense over the license period, generally one to 15 years.

Item 13.	Principal Accountant Fees and Services
Audit Fees
During the fiscal years ended December 31, 2008 and 2009, we paid $151,950 and $675,683, respectively, aggregate fees to our independent accounting firm, Stonefield Josephson, Inc. (“Stonefield”), for professional services rendered in connection with the audit of our annual financial statements and for the reviews of the financial statements included in our Form 10-Q quarterly reports, and other services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years.
Audit Related Fees
“Audit related” fees include fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements. We paid no audit related fees to Stonefield for services related to the performance of their audit and review of financial statements that are not included in “audit fees” above for the fiscal years ended December 31, 2008 or 2009.
Tax Fees
Tax fees include fees for compliance, tax advice and tax planning services. No tax fees were paid to Stonefield during the fiscal years ended December 31, 2008 or 2009.
Other Fees
No fees other than those described above were paid to Stonefield during the fiscal years ended December 31, 2008 or 2009.

PART IV

Item 14.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:
Financial Statements; See Index to Financial Statements at Item 7 on page 16 of the Annual Report on Form 10-K originally filed on March 31, 2010.
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
10.3
First Amendment To Bill of Sale, Assignment and Indemnification Agreement, effective as of May 12, 2009, between Regent Entertainment Media Inc. and Stephen P. Jarchow and Paul Colichman (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, File No. 000-53690, filed with the SEC on August 14, 2009)

10.4
Bill of Sale, Assignment and Indemnification Agreement, dated as of June 5, 2009, between Regent Entertainment Media Inc. and Stephen P. Jarchow and Paul Colichman (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, File No. 000-53690, filed with the SEC on August 14, 2009)

10.5
First Amendment To Bill of Sale, Assignment and Indemnification Agreement, effective as of June 5, 2009, between Regent Entertainment Media Inc. and Stephen P. Jarchow and Paul Colichman (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, File No. 000-53690, filed with the SEC on August 14, 2009)

10.6
Line of Credit Agreement, dated as of August 17, 2009, between Here Media Inc. and Stephen P. Jarchow (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, File No. 000-53690, filed with the SEC on November 13, 2009)

10.7
Line of Credit Agreement, dated as of August 17, 2009, between Here Media Inc. and Paul A. Colichman (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, File No. 000-53690, filed with the SEC on November 13, 2009)

10.8
Purchase and Sale Agreement/Security Agreement, dated December 14, 2009, between Amegy Bank National Association and Here Media Inc., Here Publishing Inc., PlanetOut Inc. and Here Networks L.L.C. (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K, file No. 000-53690, filed with the SEC on March 31, 2010)

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K, file No. 000-53690, filed with the SEC on March 31, 2010)

24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to our Annual Report on Form 10-K, file No. 000-53690, filed with the SEC on March 31, 2010)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of April 2010.

HERE MEDIA INC.
By:	/s/ TONY SHYNGLE
Tony Shyngle
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL A. COLICHMAN	Chief Executive Officer, President and Director	April 29, 2010
Paul A. Colichman	(Principal Executive Officer)

/s/ TONY SHYNGLE	Chief Financial Officer	April 29, 2010
Tony Shyngle	(Principal Financial and Accounting Officer)

/s/ STEPHEN P. JARCHOW	Chairman of the Board of Directors	April 29, 2010
Stephen P. Jarchow