Form 10-Q
period 2010-03-31
Here Media Inc.
filed 2010-05-12
CIK 1453625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares outstanding of the registrant’s Common Stock, $0.001 par value, outstanding as of April 30, 2010: 20,700,675

Here Media Inc.
INDEX
Form 10-Q
For the Period ended March 31, 2010

i

PART I
FINANCIAL INFORMATION
Here Media Inc.
Item 1. Financial Statements
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	March 31,
	2009	2010
ASSETS
Current assets:
Cash and cash equivalents	$981	$227
Receivable from factor	150	324
Accounts receivable, net	2,415	988
Inventory	579	527
Program broadcasting rights, current portion	2,606	2,473
Prepaid expenses and other current assets	759	656

Total current assets	7,490	5,195
Property and equipment, net	1,379	1,078
Intangible assets, net	2,234	2,162
Program broadcasting rights, including $13,199 and $12,763 from related parties as of December 31, 2009 and March 31, 2010, respectively, net of current portion	11,971	11,484
Other assets	551	616

Total assets	$23,625	$20,535

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,867	$5,712
Accrued expenses and other liabilities	3,387	4,065
Accrued restructuring	523	225
Due to related parties, current portion	1,233	1,465
Deferred revenue, current portion	2,913	2,785
Capital lease obligations, current portion	273	272
Deferred rent, current portion	29	29

Total current liabilities	15,225	14,553
Lines of credit from related parties	3,835	3,958
Deferred revenue, less current portion	2,016	2,173
Capital lease obligations, less current portion	131	80
Deferred rent, less current portion	58	51
Due to related parties, less current portion	12,435	11,094
Other long-term liabilities	158	129

Total liabilities	33,858	32,038

Commitments and contingencies (Note 8)
Stockholders’ deficit:
Common stock: $0.001 par value, 40,000 shares authorized, 20,701 shares issued and outstanding at December 31, 2009 and March 31, 2010	21	21
Preferred stock: $0.001 par value, 10,000 shares authorized, zero shares issued and outstanding at December 31, 2009 and March 31, 2010	—	—
Special stock: $0.001 par value, 4,200 shares authorized, 4,071 shares issued and outstanding at December 31, 2009 and March 31, 2010	4	4
Additional paid-in capital	5,097	5,192
Accumulated other comprehensive loss	(17)	(3)
Accumulated deficit	(15,338)	(16,717)

Total stockholders’ deficit	(10,233)	(11,503)

Total liabilities and stockholders’ deficit	$23,625	$20,535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Here Media Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2010
Revenue:
Advertising services (*)	$2,221	$3,771
Subscription services	1,146	2,566
Transaction services (*)	3,054	453

Total revenue	6,421	6,790

Operating costs and expenses:
Cost of revenue	4,626	4,652
Sales and marketing	1,369	1,464
General and administrative	1,514	1,580
Acquisition transaction costs	378	—
Depreciation and amortization	143	368

Total operating costs and expenses	8,030	8,064

Loss from operations	(1,609)	(1,274)
Interest expense	(3)	(105)

Loss from operations before income taxes	(1,612)	(1,379)
Provision for income taxes	—	—

Net loss	$(1,612)	$(1,379)

Net loss per share -
Basic and diluted	$(0.10)	$(0.07)

Weighted-average shares used to compute loss per share -
Basic and diluted	16,630	20,701

(*) Supplemental disclosure of related party revenue (see Note 5):
Advertising services revenue:
Non-related parties	$2,221	$2,664
Related parties	—	1,107

	$2,221	$3,771

Transaction services revenue:
Non-related parties	$374	$401
Related parties	2,680	52

	$3,054	$453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Here Media Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT AND
COMPREHENSIVE LOSS
(In thousands)

						Accumulated
					Additional	Other		Total
	Common Stock		Special Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Loss	Deficit	Deficit
Balance as of December 31, 2009	20,701	$21	4,071	$4	$5,097	$(17)	$(15,338)	$(10,233)
Net loss	—	—	—	—	—	—	(1,379)	(1,379)
Foreign currency translation adjustment	—	—	—	—	—	14	—	14

Comprehensive loss								(1,365)

Contribution of services	—	—	—	—	95	—	—	95

Balance as of March 31, 2010	20,701	$21	4,071	$4	$5,192	$(3)	$(16,717)	$(11,503)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Here Media Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2009	2010
Cash flows from operating activities:
Net loss	$(1,612)	$(1,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	143	368
Program broadcasting rights amortization	1,130	663
Sale of accounts receivable	—	2,663
Contributed services	—	95
Provision for (reversal of) doubtful accounts	25	(55)
Amortization of deferred rent	(8)	(7)
Changes in operating assets and liabilities, net of acquisition effects:
Receivable from factor	—	(174)
Accounts receivable	1,416	(1,181)
Inventory	29	52
Program broadcasting rights	(1,681)	(43)
Prepaid expenses and other assets	(94)	38
Accounts payable	144	(1,030)
Accrued expenses and other liabilities	(204)	684
Accrued restructuring	—	(298)
Due to related parties	(3,656)	(1,227)
Deferred revenue	337	29

Net cash used in operating activities	(4,031)	(802)

Cash flows from investing activities:
Purchases of property and equipment	—	(2)

Net cash used in investing activities	—	(2)

Cash flows from financing activities:
Principal payments under capital lease obligations	(12)	(52)
Borrowings under lines of credit from related parties	—	183
Repayments under lines of credit from related parties	—	(95)
Loans from related parties	1,598	—

Net cash provided by financing activities	1,586	36

Effect of exchange rate on cash and cash equivalents	—	14

Net decrease in cash and cash equivalents	(2,445)	(754)
Cash and cash equivalents, beginning of period	2,530	981

Cash and cash equivalents, end of period	$85	$227

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
The HMI Entities, collectively, have been determined to be the acquiring entity in the business combination, and the historical information for the HMI Entities is presented as combined with Here Media. Both Here Networks and Here Publishing were commonly owned and controlled prior to the business combination with PlanetOut.
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
Unaudited Interim Financial Information
The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”) but omit certain information and footnote disclosures necessary to present the statements in accordance with United States generally accepted accounting principles (“U. S. GAAP”). The accompanying unaudited condensed consolidated financial statements are unaudited but reflect all adjustments, including normal recurring adjustments which in the opinion of management are necessary to state fairly the financial position and the results of operations for the interim periods. Results of interim periods are not necessarily indicative of results for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K and the Company’s Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in entities in which the Company holds less than a 20 percent ownership interest and over which the Company does not have the ability to significantly influence the operations of the investee are accounted for using the cost method of accounting. The Company has performed an evaluation of subsequent events through the date the unaudited condensed consolidated financial statements were issued.
As a result of the Company experiencing losses and negative cash flow from operations in the year ended December 31, 2009 and the three months ended March 31, 2010, the Company has assessed its anticipated cash needs for the next twelve months and has adopted an operating plan to manage its capital expenditures and costs of operating activities consistent with its revenues in order to meet its working capital needs for the next twelve months. Although the Company believes that it will have sufficient working capital to conduct its operations and meet its current obligations for the next twelve months, it can give no assurance that it will be able to do so. The accompanying unaudited condensed consolidated financial statements are presented on the basis that the Company is a going concern and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Reclassifications
Certain reclassifications have been made in the unaudited condensed consolidated financial statements for prior periods contained herein to conform to the current year presentation. These reclassifications do not change the previously reported net income (loss) or net income (loss) per share of the Company.
Use of Estimates
The preparation of financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions made by management include, among others, the assessment of collectability of accounts receivable, the determination of the allowance for doubtful accounts, the determination of the reserve for inventory obsolescence, determination of ultimate revenue in the amortization of program broadcasting rights, the valuation and useful life of capitalized software and long-lived assets, any impairment of long-lived assets such as program broadcasting rights and intangible assets, the valuation of deferred tax asset balances and the fair value of the stock issued in the business combination. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original or remaining maturities of three months or less to be cash equivalents.
Receivable from Factor
Receivable from factor consists of approximately $150,000 and $324,000 as of December 31, 2009 and March 31, 2010, respectively, related to reserve requirements on sales of accounts receivable under the Company’s factoring agreement. See Note 7, “Accounts Receivable Factoring.”
Fair Value Disclosures of Financial Instruments
The Company has estimated the fair value of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the book value of the Company’s accounts receivable, inventories, prepaid expenses, accrued expenses, due to related parties, deferred revenue and lines of credit from related parties as of December 31, 2009 and March 31, 2010 approximate fair value.
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
The Company’s accounts receivable are derived primarily from advertising customers, from major cable or satellite operators and from wholesale distributors of the Company’s magazines and books with limited risk. The Company performs ongoing credit evaluations of its customers, does not require collateral and maintains allowances for potential credit losses when deemed necessary. To date, such losses have been within management’s expectations. No single customer accounted for 10% or more of the Company’s total revenue in the three months ended March 31, 2009 and 2010, or for more than 10% or more of the accounts receivable as of December 31, 2009 and March 31, 2010.
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company determines the adequacy of this allowance by regularly reviewing the composition of its aged accounts receivable and evaluating individual customer receivables, considering (i) the customer’s financial condition, (ii) the customer’s credit history, (iii) current economic conditions and (iv) other known factors. As of December 31, 2009 and March 31, 2010 the allowance for doubtful accounts included in accounts receivable, net was approximately $213,000 and $135,000, respectively.

Sales Returns and Allowances
The Company accrues an estimated amount for sales returns and allowances in the same period that the related revenue is recorded based on historical information, adjusted for current economic trends. To the extent actual returns and allowances vary from the estimated experience, revisions to the allowance may be required. Significant management judgments and estimates are made and used in connection with establishing the sales and allowances reserve. As of December 31, 2009 and March 31, 2010, the provision for sales returns and allowances included in accounts receivable, net was approximately $429,000 and $388,000, respectively.
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
The Company regularly reviews inventory quantities on hand and writes down obsolete inventories to their estimated net realizable value. Significant management estimates and assumptions are made based on judgments of inventory age, shipment history and the Company’s forecast of future demand. Recoveries of previously written down inventory are recognized only when the related inventory has been sold and revenue has been recognized. As of December 31, 2009 and March 31, 2010, the reserve for obsolete inventory was approximately $26,000 and $32,000, respectively.
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
The Company offers multiple hours of programming each month to subscribers to its subscription video-on-demand (“SVOD”) and linear television channel services, refreshing the content by 50% or more on a monthly basis. In general, the Company is unable to attribute the monthly fees earned per subscriber to individual programs or films. As a result, the Company is generally unable to recognize expenses utilizing the individual film forecast method. Therefore, the majority of the Company’s program broadcasting rights are amortized utilizing the straight-line method, generally over the license term. The Company believes that this method provides a reasonable matching of expenses with total estimated revenues over the periods that revenues associated with the films and programs are expected to be realized. During the year ended December 31, 2009, the Company acquired program broadcasting rights for a particular film library which it is amortizing using the individual film forecast method. Under the individual film forecast method, costs are amortized and participation and residual costs are accrued in the proportion that the current year’s revenue bears to management’s estimate at the beginning of the current year of the ultimate revenue expected to be recognized from the exploitation, exhibition or sale of the films. Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release. Revenue estimates are reviewed annually by management and revised when warranted by changing conditions. When estimates of total revenues and costs indicate that a film will result in an ultimate loss, an impairment charge is recognized to the extent that total film costs exceed estimated recoverable value.
When certain factors indicate that impairment may exist, the Company tests for impairment of its program broadcasting rights. The carrying value of a long-lived asset held for use is considered impaired when the anticipated discounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset held for use. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved to estimate the fair value of the film assets. In determining the film assets’ fair value, the Company considers key indicators such as the anticipated growth in subscriber level, and the plan for expansion of its linear carriages. The Company also considers cash outflows necessary to generate the film assets’ revenues. The Company uses a discount rate that it believes is appropriate to the risk level for film production. During the three months ended March 31, 2009 and 2010, the Company had no impairment of program broadcasting rights included in amortization expense.

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
Investment in OUTtv
The Company has invested $200,000 for its 33% ownership stake in the holding company that owns a 58% interest in OUTtv (or a 19% effective ownership interest in OUTtv), a digital specialty television network providing programming of particular interest to the gay and lesbian community across Canada. The Company accounts for this investment using the cost method of accounting as it does not exercise significant influence over the investment (see “Principles of Consolidation and Basis of Presentation”). As part of this investment, the Company entered into a programming service and intellectual property agreement which calls for a barter exchange of programming rights deliverable by the Company in exchange for certain amounts of advertising time on OUTtv. Also, OUTtv is obligated to pay $1.00 per month for every 1,000 subscribers over 300,000. In addition, in consideration of the programming service and intellectual property agreement, OUTtv’s holding company is obligated to pay a license fee of $15,000 per month. The license fee payments were deferred until OUTtv or the holding company raises $2.0 million in a private placement or a public offering. Since the Company is uncertain that OUTtv will raise $2.0 million, the Company deems that the collectability requirement for revenue recognition is not met, and therefore does not account for the license fee revenues in the unaudited condensed consolidated financial statements.
Related Party Transactions
Here Management, LLC (“Here Management”) is the controlling stockholder of the Company and is 51% owned by the Company’s Chairman of the Board, Stephen P. Jarchow, and 35% owned by the Company’s Chief Executive Officer, Paul A. Colichman. Mr. Jarchow and Mr. Colichman are also the majority owners of Regent Releasing LLC (“Regent Releasing”), Oxford Media LLC (“Oxford Media”), Studios Funding LLC (“Studios Funding”), Convergent Funding LLC (“Convergent Funding”), Regent Studios LLC (“Regent Studios”), Hyperion Media LLC (“Hyperion”), Regent Worldwide Sales LLC (“RWS”), Regent Entertainment International Inc. and Regent Entertainment Partnership, L.P. (collectively, the “Affiliates”). During the three months ended March 31, 2009 and 2010, the Company was a party to agreements with certain of the Affiliates related to publicity and marketing services agreements, expense sharing arrangements and the acquisition, licensing or distribution of programming and motion pictures.

The Company and several of the Affiliates share certain general and administrative expenses. Expenses shared by the Company and the Affiliates require the use of judgments and estimates in determining the allocation of these expenses. Prior to the business combination on June 11, 2009, these shared expenses included salary and other non-payroll related costs. Allocation of salary costs among the Company and the Affiliates was performed on an individual employee basis and was based upon the proportionate share of each employee’s time spent per affiliate company. Non-payroll costs, such as insurance, office rent, utilities, information technology and other office expenses were allocated in proportion to allocated payroll costs. Subsequent to the business combination on June 11, 2009, the sharing of employees with the Affiliates has been eliminated and non-payroll costs have been allocated among the Company and the Affiliates based primarily on usage. The Company’s management believes the allocation methodology is reasonable and represents management’s best available estimate of actual costs incurred by each company.
The Company is also a party to agreements with several of its affiliates relating to the acquisition, licensing or distribution of programming and motion pictures and the provision of publicity and marketing services. See Note 5, “Related Party Transactions.”
During the year ended December 31, 2009, the Company entered into line of credit agreements with Mr. Colichman and Mr. Jarchow. See Note 6, “Lines of Credit from Related Parties.”
The Company has barter agreements with Regent Releasing under which Regent Releasing supplies program license rights to the Company in exchange for advertising in the Company’s print publications and on the Company’s websites. The Company recognizes the license rights as program broadcasting rights and deferred advertising revenue at the estimated fair value when the product is available for telecast. Program broadcasting rights licensed under these barter agreements are amortized in the same manner as the non-barter component of the licensed programming, and advertising revenue is recognized when impressions are delivered or when magazines are placed on sale at the newsstands. See Note 5, “Related Party Transactions.”
The Company has a barter agreement with OUTtv under which the Company supplies program license rights to OUTtv in exchange for advertising time on OUTtv. The Company recognizes transaction services revenue related to the program license rights upon delivery and acceptance of the programs by OUTtv and advertising expense as the advertisements are broadcast. See Note 5, “Related Party Transactions.”
Revenue Recognition
The Company’s revenue is derived principally from advertising services, subscription services and transaction services. Advertising services revenue is generated from banner and sponsorship advertisements on the Company’s websites and from advertisements placed in the Company’s printed publications. Subscription services revenue is generated from paid membership subscriptions to Gay.com, from fees paid by subscribers for the Company’s SVOD and linear television channel services and from print and digital subscriptions to Out magazine. Transaction services revenue includes sales of Out magazine through traditional newsstands as well as other retail outlets, sales of books through the Company’s Alyson Books publishing business, theatrical box office receipts, consulting fees earned for publicity and marketing services provided to Regent Releasing under marketing agreements related to theatrical motion picture releases and revenue earned under a barter agreement with OUTtv for programming rights.
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
Advertising Expense
Costs related to advertising and promotion are charged to sales and marketing expense as incurred. Direct-response advertising costs consist primarily of production costs associated with direct-mail promotion of magazine subscriptions and are recorded as prepaid expenses and are amortized on a straight-line basis over the subscription period. As of December 31, 2009 and March 31, 2010, the balance of unamortized direct-response advertising costs was approximately $350,000 and $162,000, respectively. Total advertising costs in the three months ended March 31, 2009 and 2010 were approximately $641,000 and $322,000, respectively.
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
The Company has adopted guidance related to the accounting for uncertainty in income taxes which prescribes rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be taken in a tax return. The guidance prescribes a two-step approach which involves evaluating whether a tax position will be more likely than not (greater than 50 percent likelihood) sustained upon examination based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon settlement. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company has determined that there is no material impact on the financial position, results of operations or cash flows due to uncertain tax positions. The Company is not currently under examination by any taxing authority nor has the Company been notified of an impending examination. Due to the Company’s net operating loss carryforwards, the oldest tax year that remains open to possible evaluation and interpretation of the Company’s tax position is 1999 and is related to the PlanetOut pre-acquisition net operating losses.
Comprehensive Loss
Comprehensive loss includes net income (loss) and foreign currency translation adjustments and is reported in the Unaudited Condensed Consolidated Statement of Stockholders’ Deficit and Comprehensive Loss.
Income (Loss) Per Share
Basic net income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding during the period. Diluted net income per share (“Diluted EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The dilutive effect of outstanding warrants is computed using the treasury stock method. Common stock equivalents included in the denominator for purposes of computing basic and diluted net loss per share do not include 87,000 shares issuable upon conversion of warrants, as their effect would be anti-dilutive. Due to the net loss in the three months ended March 31, 2009 and 2010, Basic EPS and Diluted EPS are the same, as the effect of potential common stock equivalents would be antidilutive.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended March 31,
	2009	2010
Numerator:
Net loss	$(1,612)	$(1,379)

Denominator for basic and diluted net loss per share:
Weighted-average shares	16,630	20,701

Net loss per share:
Basic and diluted	$(0.10)	$(0.07)

Recent Accounting Guidance
In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective for the Company during the first quarter of fiscal 2011. Early adoption is allowed. The Company is currently evaluating the impact of this accounting guidance on its unaudited condensed consolidated financial statements.

In February 2010, the Company adopted new accounting guidance related to subsequent events as issued by the FASB. This guidance requires SEC filers to evaluate subsequent events through the date the financial statements are issued, but removes the requirement to disclose the date to which subsequent events were evaluated. The adoption of this accounting guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
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
There is no active market or established fair value for either of the Common Stock or the Special Stock of Here Media which was exchanged in the PlanetOut acquisition. Therefore, the value of the Common Stock and Special Stock was recorded at a value equal to the net assets acquired in the PlanetOut acquisition. Each of the Common Stock and Special Stock was recorded at its extended par value based on the number of shares exchanged and the remainder of the value exchanged was recorded as additional paid-in-capital. No recording of goodwill resulted from the PlanetOut acquisition.
Pro Forma Information
Supplemental consolidated information on an unaudited pro forma consolidated basis, as if the PlanetOut merger were completed at the beginning of each period presented, is as follows (in thousands, except per share amounts):

Three Months Ended
March 31, 2009
Revenue	$10,265
Loss from continuing operations	$(4,524)
Basic loss from continuing operations per share	$(0.22)

Intangible Assets
The components of acquired intangible assets are as follows (in thousands):

	December 31, 2009			March 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Tradenames	$1,292	$—	$1,292	$1,292	$—	$1,292
Customer lists	605	70	535	605	101	504
Content database	506	99	407	506	140	366

	$2,403	$169	$2,234	$2,403	$241	$2,162

Intangible assets subject to amortization consist of customer lists and content databases with amortization periods of three to five years. As of March 31, 2010, the weighted-average useful economic life of customer lists and content databases being amortized was 4.1 years. During the three months ended March 31, 2009 and 2010, the Company did not record amortization expense on its tradenames which it considers to be indefinitely lived assets. During the three months ended March 31, 2009 and 2010, amortization expense of intangible assets was approximately $0 and $72,000, respectively.
As of March 31, 2010, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:
2010 (remaining nine months)	$218
2011	290
2012	191
2013	121
2014	50

$870

Note 3 — Other Balance Sheet Components

	December 31,	March 31,
	2009	2010
	(In thousands)
Accounts receivable:
Trade accounts receivable	$3,057	$1,511
Less: Allowance for doubtful accounts	(213)	(135)
Less: Provision for returns	(429)	(388)

	$2,415	$988

In the three months ended March 31, 2009 and 2010, the Company provided for an increase (decrease) in the allowance for doubtful accounts of approximately $126,000 and ($8,000), respectively, and wrote-off $106,000 and approximately $70,000, respectively, against the allowance for doubtful accounts.
In the three months ended March 31, 2009 and 2010, the Company provided for an increase in the provision for returns of approximately $453,000 and $284,000, respectively, and wrote-off accounts receivable against the provision for returns totaling approximately $472,000 and $325,000, respectively.
In December 2009, the Company entered into an agreement with Amegy Bank National Association, providing the Company with a facility with which to finance accounts receivable of the Company. During the three months ended March 31, 2010, the Company sold approximately $2,663,000 of accounts receivable under this agreement. Receivables sold under this facility at December 31, 2009 and March 31, 2010 of approximately $744,000 and $1,734,000, respectively, are excluded from accounts receivables in the Unaudited Condensed Consolidated Balance Sheets. See Note 7, “Accounts Receivable Factoring.”

	December 31,	March 31,
	2009	2010
	(In thousands)
Inventory:
Materials for future publications	$148	$117
Finished goods available for sale	457	442

	605	559
Less: reserve for obsolete inventory	(26)	(32)

	$579	$527

In the three months ended March 31, 2009 and 2010, the Company provided for an increase in the provision for obsolete inventory of approximately $18,000 and $11,000, respectively, and wrote-off inventory against the reserve for obsolete inventory totaling approximately $133,000 and $5,000, respectively.

	December 31,	March 31,
	2009	2010
	(In thousands)
Prepaid expenses and other current assets:
Unamortized direct-response advertising costs	$350	$162
Other prepaid expenses and other current assets	409	494

	$759	$656

	December 31,	March 31,
	2009	2010
	(In thousands)
Property and equipment:
Computer equipment and software	$1,922	$1,924
Furniture and fixtures	861	861
Leasehold improvements	489	489
Website development costs	202	202

	3,474	3,476
Less: Accumulated depreciation and amortization	(2,095)	(2,398)

	$1,379	$1,078

In the three months ended March 31, 2009 and 2010, the Company recorded depreciation and amortization expense of property and equipment of approximately $143,000 and $296,000, respectively

	December 31,	March 31,
	2009	2010
	(In thousands)
Accrued expenses and other liabilities:
Accrued payroll and related liabilities	$1,345	$1,347
Other accrued liabilities	2,042	2,718

	$3,387	$4,065

Note 4 — Program Broadcasting Rights
Program broadcasting rights are subject to amortization, and the balances are as follows:

	December 31,	March 31,
	2009	2010
	(In thousands)
Program broadcasting rights:
Related parties	$23,420	$23,420
Non-related parties	2,608	2,651
Less accumulated amortization:
Related parties	(10,221)	(10,657)
Non-related parties	(1,230)	(1,457)

Program broadcasting rights	14,577	13,957
Less : current portion	2,606	2,473

Program broadcasting rights, less current portion	$11,971	$11,484

Amortization expense for the three months ended March 31, 2009 and 2010 was approximately $1,130,000 and $663,000, respectively. During the three months ended March 31, 2009 and 2010, the Company had no impairment of program broadcasting rights included in amortization expense.
As of March 31, 2010, expected future program broadcasting rights amortization is as follows (in thousands):

Fiscal Years:
2010 (remaining nine months)	$1,945
2011	2,035
2012	1,336
2013	1,097
2014	1,002
2015	929
Thereafter	5,613

$13,957

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

The following table summarizes related party revenue (in thousands):

	Three Months Ended March 31,
	2009	2010
	(In thousands)
Related party revenue:
Advertising services:
Regent Releasing	$—	$1,107

Total advertising services revenue from related parties	—	1,107

Transaction services:
Regent Releasing	2,680	—
Hyperion	—	37
Regent Releasing / RWS	—	15

Total transaction services revenue from related parties	2,680	52

Total revenue from related parties	$2,680	$1,159

There were no related party expenses in the three months ended March 31, 2009 or 2010.
Related party deferred revenue
As of December 31, 2009 and March 31, 2010, the Company had outstanding deferred license fee revenue of approximately $1,200,000 included in deferred revenue from Oxford Media related to rights sub-licensed by the Company to Oxford Media to distribute certain motion picture and television programs.
Related party receivables/payables
At December 31, 2009 and March 31, 2010, the Company had outstanding approximately $134,000 and $190,000 of funds due from various companies affiliated through common ownership, respectively. The amounts are unsecured, non-interest bearing and due on demand.
At December 31, 2009, the Company had outstanding commitments of approximately $11,387,000, $2,951,000 and $147,000 in programming license fees payable to Studios Funding, Convergent Funding and Regent Studios, respectively. At March 31, 2010, the Company had outstanding commitments of approximately $11,387,000, $2,881,000, $147,000 and $125,000 in programming license fees payable to Studios Funding, Convergent Funding, Regent Studios and OUTtv, respectively. The license fees payable pertain to license rights for films and TV programs.
At December 31, 2009, the Company had outstanding approximately $413,000 and $270,000 of receivables due from Regent Releasing and OUTtv, respectively, related to barter agreements. At March 31, 2010, the Company had outstanding approximately $1,521,000 and $270,000 of receivables due from Regent Releasing and OUTtv, respectively, related to barter agreements.
Program broadcasting rights
During the three months ended March 31, 2009, the Company entered into license agreements with Convergent Funding, Studios Funding and RWS for programming rights, which agreements provide for payments aggregating approximately $580,000, $410,000 and $100,000, respectively, over terms of one to 15 years. During the three months ended March 31, 2010, the Company did not enter into any new license agreements with related parties for programming rights. During the three months ended March 31, 2010, the Company licensed program broadcasting rights under its existing barter agreements with Regent Releasing of approximately $1,181,000. Rights to programs available for broadcast under program license agreements are initially recorded at the beginning of the license period on the basis of the amounts of total license fees payable under the license agreements and are charged to operating expense over the license period, generally one to 15 years.
At December 31, 2009 and March 31, 2010, the Company’s carrying value for program broadcasting rights purchased from related parties amounted to: approximately $7,292,000 and $7,071,000, respectively, from Regent Studios; $4,176,000 and $4,037,000, respectively, from RWS; $1,627,000 and $1,558,000, respectively, from Convergent Funding; and $104,000 and $97,000, respectively, from Regent Releasing.

Note 6 — Lines of Credit from Related Parties
On August 17, 2009, the Company entered into a line of credit agreement with Mr. Colichman and a separate line of credit agreement with Mr. Jarchow (collectively, the “Credit Agreements”), which set forth the terms upon which Mr. Colichman and Mr. Jarchow (collectively, the “Lenders”) may lend up to $2,000,000 and $3,000,000, respectively, to the Company in their respective discretion as and when requested by the Company from time to time until August 17, 2011.
The outstanding principal balance of advances made under the Credit Agreements accrue interest at a rate equal to the U.S. prime rate, as set forth in the Wall Street Journal, plus 1.00% per annum (4.25% at March 31. 2010). Advances made under the Credit Agreements are secured by the collateral specified in the Credit Agreements, including certain domain names owned or under the control of the Company, trademarks and tradenames. The Credit Agreements provide for customary events of default. Upon an event of default, the Lenders may declare all or any part of the outstanding principal balance of the advances to be immediately due and payable. During the three months ended March 31, 2010, the Company borrowed approximately $183,000, made repayments of approximately $95,000 and recognized approximately $35,000 of interest expense related to those borrowings under the Credit Agreements. As of December 31, 2009 and March 31, 2010, the Company had approximately $3,835,000 and $3,958,000, respectively, of principal outstanding under the Credit Agreements.
Note 7 — Accounts Receivable Factoring
On December 14, 2009, the Company entered into a Purchase and Sale Agreement/Security Agreement (the “Agreement”) with Amegy Bank National Association, providing the Company with a facility with which to finance accounts receivable of the Company. Under the terms of the Agreement, the Company can sell accounts receivable from time to time at an annual discount rate ranging from 6.6% to 20% based on the collection date of the receivables. During the three months ended March 31, 2010, the Company sold approximately $2,663,000 of accounts receivable under the Agreement and recognized costs associated with the Agreement of approximately $63,000. As of December 31, 2009 and March 31, 2010, the Company had a receivable from factor of approximately $150,000 and $324,000, respectively, related to reserve requirements under the Agreement. These transactions are accounted for as sales because the Company has relinquished control of the receivables. Accordingly, receivables sold under this facility at December 31, 2009 and March 31, 2010 of approximately $744,000 and $1,734,000, respectively, are excluded from accounts receivables in the Unaudited Condensed Consolidated Balance Sheets.
Note 8 — Commitments and Contingencies
January 2008 Severance Plan
Certain employees acquired through the PlanetOut business combination were provided in January 2008 with an incentive to remain committed to the Company’s business (the “Severance Plan”). The Severance Plan provides for certain cash payments in the event of termination without cause. The Company did not make any payments under the Severance Plan in the three months ended March 31, 2009 or March 31, 2010. As of March 31, 2010, the Company estimates that the total outstanding potential payments remaining under the Severance Plan that have not been paid or accrued to date is approximately $104,000. The actual amounts may vary as they depend on numerous factors outside of the Company’s control, such as whether the eligible participants choose to remain with the Company.
Employment Agreements
The Company has entered into employment agreements with certain senior executives for various terms up to three years. Aggregate future commitments under these agreements are as follows (in thousands):

Fiscal Years:
2010 (remaining nine months)	$692
2011	397
2012	134

$1,223

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

Note 9 — Stockholders’ Equity
Common Stock
The Company has 40,000,000 shares of Common Stock authorized with a par value of $0.001 per share. The Company had 20,700,675 common shares issued and outstanding at December 31, 2009 and March 31, 2010. The Company issued 16,630,140 shares of Common Stock to the former owners of the HMI Entities and 4,070,535 shares of Common Stock to the former owners of PlanetOut common stock in the business combination on June 11, 2009. Since the HMI Entities have been determined to be the acquiring entity in the business combination, and the historical information for the HMI Entities is presented as combined with Here Media, the Common Stock issued to the former owners of the HMI Entities is presented as issued and outstanding as of December 31, 2008. See Note 1, “The Company and Summary of Significant Accounting Policies — The Company” and Note 2, “Business Combinations and Intangible Assets — Business Combinations — Merger with PlanetOut Inc.,” for more detail.
Preferred Stock
The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. The Company had no preferred shares issued and outstanding at December 31, 2009 and March 31, 2010.
Special Stock
The Company has 4,200,000 shares of Special Stock authorized with a par value of $0.001 per share. In conjunction with the merger with PlanetOut on June 11, 2009, the Company issued 4,070,535 shares of Special Stock to the former stockholders of PlanetOut common stock. The Special Stock was issued to provide a limited form of downside protection in the event of a liquidation, dissolution or winding up of the Company or a sale of the Company for cash or publicly tradable securities within four years after the merger and in which the holders of the Company’s Common Stock would, but for the effect of the Special Stock, receive less than $4.00 per share. The former stockholders of PlanetOut would have a priority claim to any liquidation proceeds distributable to holders of the Common Stock of Here Media to the extent necessary (and to the extent liquidation proceeds are available) to provide the former PlanetOut stockholders with total liquidation proceeds of at least $4.00 per share.
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
Note 10 — Restructuring
In July 2009, the Company’s management committed to a restructuring plan to align the Company’s resources with its strategic business objectives. The restructuring included a reduction of the Company’s total workforce by approximately 24%, or a total of 39 employees, and the consolidation of certain facilities. Restructuring costs of approximately $1,688,000, related to employee severance benefits of approximately $243,000 and net facilities consolidation expenses of approximately $1,445,000 were recorded during the year ended December 31, 2009. The Company completed this restructuring in the fourth quarter of fiscal 2009, with certain payments continuing beyond the fourth quarter of fiscal 2009 in accordance with the terms of existing agreements.
The following is a summary of the restructuring activities:

		Facilities
	Termination	Consolidation
	Benefits	Expenses	Total
	(In thousands)
Accrued restructuring as of January 1, 2010	$10	$513	$523
Payments	(10)	(288)	(298)

Accrued restructuring as of March 31, 2010	$—	$225	$225

Note 11 — Subsequent Events
On April 9, 2010, the Company borrowed $350,000 from Mr. Jarchow and executed an unsecured promissory note (the “Note”) in favor of Mr. Jarchow setting forth the terms of the Company’s obligations with respect to such borrowing. The Note bears interest at the rate of 10% per annum. Principal and interest on the Note are payable monthly beginning on May 3, 2010 with the final payment becoming due on or before July 1, 2010. The Note provides for prepayment in certain events, including receipt by the Company of payments on certain customer accounts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” except where the context requires, the term “we,” “us,” “our,” or “Here Media” refers to the consolidated businesses of Here Media Inc. and its wholly-owned subsidiaries Here Networks, LLC, or Here Networks, Here Publishing Inc., or Here Publishing, and PlanetOut Inc., or PlanetOut.
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
Overview
We are the parent company of Here Networks, Here Publishing and PlanetOut. We were formed in connection with a business combination in which these companies became our wholly-owned subsidiaries that was completed on June 11, 2009. The results of operations for PlanetOut have been included in our Unaudited Condensed Consolidated Statements of Operations for the period subsequent to its acquisition date.
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

Executive Operating and Financial Summary
Our total revenue was $6.8 million in the three months ended March 31, 2010, increasing 6% from total revenue of $6.4 million in the three months ended March 31, 2009. This increase was primarily due to the incremental effect of the merger with PlanetOut and revenues generated under barter agreements with Regent Releasing LLC (“Regent Releasing”), a related party, for advertising services, partially offset by decreases in advertising and transaction services revenues generated under marketing agreements with Regent Releasing whose terms expired in the first quarter of fiscal 2009.
Total operating costs and expenses were $8.1 million in the three months ended March 31, 2010, compared to operating costs and expenses of $8.0 million in the three months ended March 31, 2009. This increase was primarily due to the incremental effect of the merger with PlanetOut, offset partially by the non-recurrence of acquisition transaction costs of approximately $0.4 million related to the merger that were recognized in the three months ended March 31, 2009.
Loss from operations was $1.3 million in the three months ended March 31, 2010, compared to loss from operations of $1.6 million in the three months ended March 31, 2009.
Outlook
We expect that revenue will increase for the remainder of fiscal 2010 in comparison to fiscal 2009, primarily as a result of the incremental effect of the merger with PlanetOut in June 2009. We expect operating costs and expenses to decrease for the remainder of fiscal 2010 in comparison to fiscal 2009 primarily as a result of the non-recurrence of acquisition transaction costs related to the merger that were recognized in fiscal 2009, a decrease in program broadcasting rights amortization expenses as a result of term extensions in our existing program broadcasting rights agreements ranging from two years to 15 years and a decrease in payroll and related benefits as a result of the reduction in our workforce related to the July 2009 restructuring plan, partially offset by an increase due to the incremental effect of the merger with PlanetOut including an increase in depreciation and amortization expense related to intangible assets. Our results of operations in fiscal 2010 will be dependent on how successful we are in implementing our operating plan discussed in “Liquidity and Capital Resources.”
Results of Operations
Revenue
Advertising Services. We derive advertising revenue from advertising contracts in which we typically undertake to deliver a minimum number of impressions, or times that an advertisement appears in pages viewed by users on our websites and from advertisements placed in our printed publications. In addition, we generate advertising services revenue under barter agreements with Regent Releasing under which Regent Releasing has exclusively licensed to us the television and Internet rights to certain motion pictures in exchange for advertising in our print publications and on our websites. Our advertising services revenue was $3.8 million in the three months ended March 31, 2010, an increase of 70% from revenue of $2.2 million in the three months ended March 31, 2009. This increase in advertising services revenue was primarily due to revenues generated under the barter agreements with Regent Releasing and the merger with PlanetOut in June 2009. Advertising services revenue included $1.1 million in advertising services provided to Regent Releasing under barter agreements in the three months ended March 31, 2010.
Subscription Services. We derive subscription services revenue from paid membership subscriptions to Gay.com, fees paid by subscribers for SVOD and linear television channel services and print and digital subscriptions to Out magazine. Our subscription services revenue was $2.6 million in the three months ended March 31, 2010, an increase of 124% from revenue of $1.1 million in the three months ended March 31, 2009. This increase in subscription services revenue was primarily due to the incremental effect of the merger with PlanetOut.
Transaction Services. Transaction services revenue includes sales of Out magazine through traditional newsstands as well as other retail outlets, sales of books through our Alyson Books publishing business, theatrical box office revenues, consulting fees for publicity and marketing services provided to Regent Releasing under marketing agreements related to theatrical motion picture releases and revenue earned under a barter agreement with OUTtv for programming rights. Our transaction services revenue was $0.5 million in the three months ended March 31, 2010, a decrease of 85% from revenue of $3.1 million in the three months ended March 31, 2009. This decrease in transaction services revenue was primarily due to a decrease of $2.7 million in consulting fees generated under the marketing agreements with Regent Releasing, whose terms expired in the first quarter of fiscal 2009.

Operating Costs and Expenses
Cost of Revenue. Cost of revenue primarily consists of amortization of program broadcasting rights, expenses related to the delivery of programming to cable satellite and fiber-optic television providers and on-air promotional segments or interstitials that are broadcast between programs on here! television network, payroll and related benefits associated with supporting our subscription-based services, the cost of paper used in producing our magazines, mailing costs incurred in the delivery of magazines to our subscribers, the development and expansion of site operations and support infrastructure and producing and maintaining content for our various websites. Other expenses directly related to generating revenue included in cost of revenue include transaction processing fees, computer equipment maintenance, occupancy costs, co-location and Internet connectivity fees, purchased content and cost of goods sold. Cost of revenue was $4.7 million in the three months ended March 31, 2010, increasing 1% from cost of revenue of $4.6 million in the three months ended March 31, 2009. This increase was primarily due to the incremental effect of the merger with PlanetOut, partially offset by reductions in printing, distribution and content costs as a result of converting The Advocate from a subscription-based magazine to a supplement of Out magazine, a reduction in amortization of program broadcasting rights as a result of term extensions in our existing program broadcasting rights agreements ranging from two years to 15 years, and a reduction in broadcasting expense as a result of negotiated cost reductions in contracts with existing vendors.
Sales and Marketing. Sales and marketing expense primarily consists of publicity and marketing activities, payroll and related benefits for employees involved in publicity, sales, advertising client service, customer service, marketing and other support functions; product, service and general corporate marketing and promotions; and occupancy costs related to sales and marketing functions. Sales and marketing expenses were $1.5 million in the three months ended March 31, 2010, increasing 7% from sales and marketing expenses of $1.4 million in the three months ended March 31, 2009. Sales and marketing expenses as a percentage of revenue were 22% for the three months ended March 31, 2010, up from 21% in the three months ended March 31, 2009. These increases in sales and marketing expenses in both absolute dollars and as a percentage of revenue were primarily due to the incremental effect of the merger with PlanetOut, partially offset by reductions in print marketing expenses as a result of reduced spending and converting The Advocate from a subscription-based magazine to a supplement of Out magazine and a reduction in travel and entertainment expenses.
General and Administrative. General and administrative expense consists primarily of payroll and related benefits for executive, finance, administrative and other corporate personnel, occupancy costs, professional fees, insurance and other general corporate expenses. General and administrative expenses were $1.6 million for the three months ended March 31, 2010, increasing 4% from general and administrative expenses of $1.5 million in the three months ended March 31, 2009. This increase was due primarily to the incremental effect of the merger with PlanetOut and increased legal and accounting fees, partially offset by a reduction in bad debt expense and occupancy costs as a result of the consolidation of certain facilities. General and administrative expenses as a percentage of revenue were 23% for the three months ended March 31, 2010, down from 24% in the three months ended March 31, 2009.
Acquisition Transaction Costs. During the three months ended March 31, 2009, we recognized $0.4 million of transaction costs related to the merger with PlanetOut. These expenses included legal costs, transaction fees to our investment bankers, printing costs and accounting fees related to the transaction.
Depreciation and Amortization. Depreciation and amortization expense was $0.4 million for the three months ended March 31, 2010, increasing 157% from depreciation and amortization expense of $0.1 million in the three months ended March 31, 2009. This increase was primarily due to the incremental effect of the merger with PlanetOut.
Interest Expense
Interest expense was $105,000 and $3,000 in the three months ended March 31, 2010 and 2009, respectively. During fiscal 2009, we entered into line of credit agreements with Stephen P. Jarchow and Paul A. Colichman, who are our principal stockholders and our Chairman of the Board and President, respectively. Advances made under the lines of credit accrue interest at a rate equal to the U.S. prime rate, as set forth in the Wall Street Journal, plus 1.00% per annum from the date of issuance of such advances to and including the date of repayment. During the three months ended March 31, 2010, we recognized approximately $35,000 of interest expense related to the lines of credit. During the fourth quarter of fiscal 2009, we entered into a factoring agreement with Amegy Bank National Association, providing us with a facility with which to finance our accounts receivable. Under the terms of the Agreement, we can sell accounts receivable from time to time at an annual discount rate ranging from 6.6% to 20% based on the collection date of the receivables. During the three months ended March 31, 2010, we recognized approximately $63,000 of interest expense related to the factoring agreement.

Liquidity and Capital Resources
Cash used in operating activities for the three months ended March 31, 2010 was $0.8 million, due primarily to our net loss of $1.4 million, an increase in accounts receivable of $1.2 million and decreases in accounts payable of $1.0 million and due to related parties of $1.2 million, partially offset by the sale of accounts receivable under our accounts receivable factoring agreement of $2.7 million and non-cash charges related to amortization of program broadcasting rights of $0.7 million and depreciation and amortization expenses of $0.4 million. Cash used in operating activities for the three months ended March 31, 2009 was $4.0 million, and was primarily attributable to our net loss of $1.6 million, a decrease in due to related parties of $3.7 million and an increase in program broadcasting rights of $1.7 million, partially offset by a decrease in accounts receivable of $1.4 million and non-cash charges related to amortization of program broadcasting rights of $1.1 million.
Cash used in investing activities in the three months ended March 31, 2010 was $2,000 and was attributable to purchases of property and equipment. Cash used in investing activities in the three months ended March 31, 2009 was $0.
Net cash provided by financing activities in the three months ended March 31, 2010 was $36,000, due to net borrowings under lines of credit from related parties of $0.1 million, partially offset by payments under capital lease obligations of $0.1 million. Net cash provided by financing activities in the three months ended March 31, 2010 was $1.6 million, primarily due to borrowings from related parties to cover net cash used in operating activities.
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
As a result of experiencing losses and negative cash flow from operations in the year ended December 31, 2009 and the three months ended March 31, 2010, we have assessed our anticipated cash needs for the next twelve months and adopted an operating plan to manage our capital expenditures and costs of operating activities consistent with our revenue in order to meet our working capital needs for the next twelve months. To this end, we have negotiated cost reductions with existing vendors and adopted a restructuring plan in the third quarter of fiscal 2009 under which we have reduced our headcount and terminated some of our existing lease obligations in order to consolidate facilities. We may make further reductions as necessary to meet our working capital needs.
On August 17, 2009, we entered into line of credit agreements with Mr. Colichman and Mr. Jarchow, under which we may borrow an aggregate of up to $5.0 million. Advances under the lines of credit bear interest at a rate equal to the U.S. prime rate, as set forth in the Wall Street Journal, plus 1.00% per annum. During the three months ended March 31, 2010, we borrowed approximately $0.2 million under the lines of credit, made repayments of approximately $0.1 million and recognized approximately $35,000 of interest expense related to those borrowings.
On December 14, 2009, we entered into a Purchase and Sale Agreement/Security Agreement (the “Agreement”) with Amegy Bank National Association, providing us with a facility with which to finance our accounts receivable. Under the terms of the Agreement, we can sell accounts receivable from time to time at an annual discount rate ranging from 6.6% to 20% based on the collection date of the receivables. During the three months ended March 31, 2010, we sold approximately $2.7 million of accounts receivable under the Agreement and recognized costs associated with the Agreement of approximately $0.1 million. As of December 31, 2009 and March 31, 2010, we had a receivable from factor of approximately $0.2 million and $0.3 million, respectively, related to reserve requirements under the Agreement. These transactions are accounted for as sales because we have relinquished control of the receivables. Accordingly, receivables sold under this facility at December 31, 2009 and March 31, 2010 of approximately $0.7 million and $1.7 million, respectively, are excluded from accounts receivables in the Unaudited Condensed Consolidated Balance Sheets.
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

Off-Balance Sheet Arrangements
We did not have any off-balance sheet liabilities or transactions as of March 31, 2010.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.
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
For additional information regarding our critical accounting policies and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.
Seasonality
We anticipate that our business may be affected by the seasonality of certain revenue lines. For example, advertising buys are usually higher approaching year-end and lower at the beginning of a new year than at other times during the year.
Recent Accounting Pronouncements
See Note 1, “The Company and Summary of Significant Accounting Policies,” of Notes to Unaudited Condensed Consolidated Financial Statements regarding the impact of certain recent accounting pronouncements on our financial statements.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that, due to resource constraints, management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

10.1	Promissory Note, dated April 9, 2010, between Here Media Inc. and Stephen P. Jarchow

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERE MEDIA INC.
Date: May 12, 2010	By:	/s/ TONY SHYNGLE
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

10.1	Promissory Note, dated April 9, 2010, between Here Media Inc. and Stephen P. Jarchow

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002